Form 10-Q
period 2022-07-29
VMWARE, INC.
filed 2022-09-02
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of August 26, 2022, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 423,024,854.

VMware, Pivotal, Tanzu, Workspace ONE, Carbon Black, CloudHealth, VeloCloud, vRealize, vSphere, NSX and Nyansa are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Revenue(1):
License	$796	$738	$1,369	$1,384
Subscription and SaaS	943	776	1,842	1,516
Services	1,597	1,624	3,213	3,232
Total revenue	3,336	3,138	6,424	6,132
Operating expenses(2):
Cost of license revenue	39	37	74	75
Cost of subscription and SaaS revenue	196	170	387	327
Cost of services revenue	369	352	744	689
Research and development	803	775	1,577	1,483
Sales and marketing	1,080	1,023	2,134	1,981
General and administrative	276	256	527	492
Realignment	7	—	7	1
Operating income	566	525	974	1,084
Investment income	7	1	8	1
Interest expense	(74)	(49)	(145)	(99)
Other income (expense), net	(20)	3	(30)	(19)
Income before income tax	479	480	807	967
Income tax provision	132	69	218	131
Net income	$347	$411	$589	$836
Net income per weighted-average share, basic	$0.82	$0.98	$1.40	$1.99
Net income per weighted-average share, diluted	$0.82	$0.97	$1.39	$1.98
Weighted-average shares, basic	422,002	419,355	421,294	419,235
Weighted-average shares, diluted	424,125	422,802	423,561	422,419
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$436	$374	$690	$661
Subscription and SaaS	259	195	514	368
Services	633	606	1,274	1,194
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	6	5	11	11
Cost of services revenue	25	24	48	49
Research and development	146	150	278	277
Sales and marketing	93	81	174	153
General and administrative	41	33	81	64
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Net income	$347	$411	$589	$836
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $(1), $—, $(1) and $—	(6)	1	(9)	2
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $—, $—, $— and $—	2	(1)	1	—
Total other comprehensive income (loss)	(4)	—	(8)	2
Comprehensive income, net of taxes	$343	$411	$581	$838
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	July 29,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,242	$3,614
Short-term investments	—	19
Accounts receivable, net of allowance of $9 and $10	2,073	2,297
Due from related parties	1,267	1,438
Other current assets	636	598
Total current assets	7,218	7,966
Property and equipment, net	1,550	1,461
Deferred tax assets	5,986	5,906
Intangible assets, net	589	714
Goodwill	9,598	9,598
Due from related parties	189	199
Other assets	2,863	2,832
Total assets	$27,993	$28,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$208	$234
Accrued expenses and other	2,683	2,806
Unearned revenue	6,388	6,479
Due to related parties	202	132
Total current liabilities	9,481	9,651
Long-term debt	11,181	12,671
Unearned revenue	4,843	4,743
Income tax payable	253	242
Operating lease liabilities	889	927
Due to related parties	802	909
Other liabilities	404	409
Total liabilities	27,853	29,552
Contingencies (refer to Note D)
Stockholders’ equity (deficit):
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 422,622 and 418,808 shares	4	4
Additional paid-in capital	435	—
Accumulated other comprehensive loss	(13)	(5)
Accumulated deficit	(286)	(875)
Total stockholders’ equity (deficit)	140	(876)
Total liabilities and stockholders’ equity (deficit)	$27,993	$28,676
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 29,	July 30,
	2022	2021
Operating activities:
Net income	$589	$836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	590	544
Stock-based compensation	593	555
Deferred income taxes, net	(80)	(31)
(Gain) loss on equity securities and disposition of assets, net	(12)	37
Other	3	4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	222	206
Other current assets and other assets	(418)	(390)
Due from related parties	180	522
Accounts payable	(31)	70
Accrued expenses and other liabilities	(319)	(218)
Income taxes payable	114	(29)
Unearned revenue	9	24
Due to related parties	(38)	—
Net cash provided by operating activities	1,402	2,130
Investing activities:
Additions to property and equipment	(219)	(157)
Sales of investments in equity securities	20	34
Purchases of strategic investments	(8)	(7)
Proceeds from disposition of assets	90	1
Business combinations, net of cash acquired, and purchases of intangible assets	(4)	(15)
Net cash used in investing activities	(121)	(144)
Financing activities:
Proceeds from issuance of common stock	124	139
Repayment of term loan	(1,500)	—
Repurchase of common stock	(89)	(729)
Shares repurchased for tax withholdings on vesting of restricted stock	(205)	(242)
Principal payments on finance lease obligations	(2)	(2)
Net cash used in financing activities	(1,672)	(834)
Net increase (decrease) in cash, cash equivalents and restricted cash	(391)	1,152
Cash, cash equivalents and restricted cash at beginning of the period	3,663	4,770
Cash, cash equivalents and restricted cash at end of the period	$3,272	$5,922
Supplemental disclosures of cash flow information:
Cash paid for interest	$140	$97
Cash paid for taxes, net	184	204
Non-cash items:
Changes in capital additions, accrued but not paid	$9	$11
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

	Three Months Ended July 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, April 29, 2022	421	$4	$227	$(633)	$(9)	$(411)
Proceeds from issuance of common stock	—	—	5	—	—	5
Issuance of restricted stock	3	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	(115)	—	—	(115)
Stock-based compensation	—	—	318	—	—	318
Total other comprehensive loss	—	—	—	—	(4)	(4)
Net income	—	—	—	347	—	347
Balance, July 29, 2022	423	$4	$435	$(286)	$(13)	$140

	Six Months Ended July 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, January 28, 2022	419	$4	$—	$(875)	$(5)	$(876)
Proceeds from issuance of common stock	1	—	124	—	—	124
Repurchase and retirement of common stock	(1)	—	(89)	—	—	(89)
Issuance of restricted stock	5	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	(208)	—	—	(208)
Stock-based compensation	—	—	608	—	—	608
Total other comprehensive loss	—	—	—	—	(8)	(8)
Net income	—	—	—	589	—	589
Balance, July 29, 2022	423	$4	$435	$(286)	$(13)	$140

	Three Months Ended July 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, April 30, 2021	111	$1	307	$3	$1,960	$7,492	$(3)	$9,453
Proceeds from issuance of common stock	—	—	—	—	8	—	—	8
Repurchase and retirement of common stock	(2)	—	—	—	(358)	—	—	(358)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(191)	—	—	(191)
Stock-based compensation	—	—	—	—	297	—	—	297
Net income	—	—	—	—	—	411	—	411
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620

	Six Months Ended July 30, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	2	—	—	—	139	—	—	139
Repurchase and retirement of common stock	(5)	—	—	—	(729)	—	—	(729)
Issuance of restricted stock	4	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(243)	—	—	(243)
Stock-based compensation	—	—	—	—	564	—	—	564
Total other comprehensive income	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	836	—	836
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620
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
The fiscal year for VMware is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. Fiscal 2023 is a 53-week fiscal year, in which the first three quarters each has 13 weeks while the fourth quarter has 14 weeks. Fiscal 2022 was a 52-week fiscal year.
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
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”). As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 40.1% and 9.9%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of July 29, 2022. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
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
Broadcom Merger Agreement
On May 26, 2022, VMware entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of the Company (“Common Stock”) issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
“Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock”, and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Common Stock entitled to receive the Cash Consideration and the total number of shares of Common Stock entitled to receive the Stock Consideration will, in each case, be equal to 50% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and the Company. If the consummation of the transaction does not occur on or before February 26, 2023 by either party, subject to three extensions of three months each (at either Broadcom’s or the Company’s election) if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived, Broadcom would be required to pay the Company a termination fee of $1.5 billion. Upon termination of the Merger Agreement under certain specified circumstances, including by the Company to enter into a definitive agreement with respect to a superior proposal in accordance with the terms of the Merger Agreement, the Company would be required to pay Broadcom a termination fee in the amount of $1.5 billion.
The MSD Stockholders and the SLP Stockholders have signed voting agreements to vote in favor of the transaction, so long as the VMware Board continues to recommend the proposed transaction with Broadcom. Each such voting agreement will also terminate upon the termination of the Merger Agreement in accordance with its terms.
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, is subject to the receipt of regulatory approvals and other customary closing conditions, including approval by VMware shareholders. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
New Accounting Pronouncement
In November 2021, the Financial Accounting Standards Board issued an accounting standards update (“ASU”) 2021-10, Government Assistance (Topic 832), requiring annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The new standard is effective for annual periods beginning after December 15, 2021 but may be early adopted. The Company does not expect the adoption of the ASU to have a material impact on the Company’s condensed consolidated financial statements and plans to adopt the standard during fiscal 2023 on a prospective basis.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed-fee professional services where transfer of services has occurred in advance of the Company’s

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $41 million and $36 million as of July 29, 2022 and January 28, 2022, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services.
Customer Deposits
Purchased credits eligible for redemption of VMware’s hosted services (“cloud credits”) are included in customer deposits until the cloud credit is consumed or is contractually committed to a specific hosted service. Cloud credits are redeemable by the customer for the gross value of the hosted offering. Upon contractual commitment for a hosted service, the net value of the cloud credits that are expected to be recognized as revenue when the obligation is fulfilled will be classified as unearned revenue. Customer deposits also include prepayments from customers related to amounts received for contracts that include certain cancellation rights.
As of July 29, 2022, customer deposits related to customer prepayments and cloud credits of $593 million were included in accrued expenses and other, and $168 million were included in other liabilities on the condensed consolidated balance sheets. As of January 28, 2022, customer deposits related to customer prepayments and cloud credits of $470 million were included in accrued expenses and other, and $166 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of July 29, 2022 and January 28, 2022 were $31 million and $17 million, respectively. Deferred commissions included in other assets were $1.3 billion and $1.2 billion as of July 29, 2022 and January 28, 2022, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $158 million and $301 million during the three and six months ended July 29, 2022, respectively, and $128 million and $253 million during the three and six months ended July 30, 2021, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 29,	January 28,
	2022	2022
Unearned license revenue	$20	$19
Unearned subscription and software-as-a-service (“SaaS”) revenue	2,952	2,669
Unearned software maintenance revenue	6,903	7,208
Unearned professional services revenue	1,356	1,326
Total unearned revenue	$11,231	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of July 29, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended July 29, 2022 were $2.5 billion and $2.2 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the six months ended July 29, 2022 were each $4.3 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three and six months ended July 30, 2021 was $2.0 billion and $4.0 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
As of July 29, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.1 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
C. Related Parties
Transactions with Dell continue to be considered related party transactions following the Spin-Off due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell.
On November 1, 2021, in connection with the Spin-Off, VMware and Dell entered into the Commercial Framework Agreement to provide a framework under which the Company and Dell will continue their strategic commercial relationship, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service or platform that may provide the parties with a strategic opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.
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
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, in connection with which Dell pays VMware for services or reimburses VMware for costs incurred by VMware.
During the three and six months ended July 29, 2022, revenue from Dell accounted for 40% and 39% of VMware’s consolidated revenue, respectively. During each of the three and six months ended July 29, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, and 5% of VMware’s consolidated revenue.
During the three and six months ended July 30, 2021, revenue from Dell accounted for 37% and 36% of VMware’s consolidated revenue, respectively. During the three and six months ended July 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 12% and 13% of total revenue from Dell, respectively, and, for each period, 5% of VMware’s consolidated revenue.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 29,	July 30,	July 29,	July 30,	July 29,	January 28,
	2022	2021	2022	2021	2022	2022
Reseller revenue	$1,313	$1,162	$2,451	$2,198	$5,481	$5,550
Internal-use revenue	15	13	27	25	26	39
Customer deposits resulting from transactions with Dell were $359 million and $298 million as of July 29, 2022 and January 28, 2022, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:
•VMware purchases and leases products and purchases services from Dell.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, in connection with which VMware pays Dell for services provided to VMware by Dell.
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
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Purchases and leases of products and purchases of services(1)	$53	$61	$95	$107
Dell subsidiary support and administrative costs	2	10	5	24
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
VMware also purchases Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $17 million and $15 million during the six months ended July 29, 2022 and July 30, 2021, respectively, and were not material during each of the three months ended July 29, 2022 and July 30, 2021.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Tax Agreements with Dell
Pursuant to the Tax Matters Agreement, effective April 14, 2021 (the “Tax Matters Agreement”), VMware and Dell agreed to terminate the former tax sharing agreement as amended on December 30, 2019 (the “Tax Sharing Agreement”, together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre- and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated tax group, and the Company’s U.S. federal income tax will be reported separately from that of the Dell consolidated tax group. VMware and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Certain adjustments to these amounts that will be recognized in future periods will be recorded with an offset to other income (expense), net on the condensed consolidated statements of income. The actual amount that VMware may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for several years.
As of the periods presented, amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following (table in millions):

	July 29,	January 28,
	2022	2022
Due from related parties:
Current	$—	$6
Non-current	189	199
Due to related parties:
Current	$115	$61
Non-current	802	909
Amounts due to Dell pursuant to the Tax Matters Agreement primarily related to VMware’s estimated tax obligation resulting from the mandatory, one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) of $445 million and $504 million as of July 29, 2022 and January 28, 2022, respectively. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of July 29, 2022 over a period of three years. In addition, amounts due to Dell included uncertain tax positions of $279 million and $276 million as of July 29, 2022 and January 28, 2022, respectively.
During the three and six months ended July 29, 2022, payments received from Dell pursuant to the Tax Agreements were not material, and payments made to Dell were $59 million. Payments made to Dell pursuant to the Tax Agreements were $73 million and $86 million, respectively, during the three and six months ended July 30, 2021. Payments received from Dell pursuant to the Tax Agreements were $45 million during the six months ended July 30, 2021.
Payments from VMware to Dell under the Tax Agreements relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return, state tax payments for combined states and the estimated tax obligation resulting from the Transition Tax. The timing of the tax payments due to and from Dell is governed by the Tax Agreements. VMware’s portion of the Transition Tax is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”).
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. On May 2, 2022, parties in the Lopez Action agreed to a settlement term sheet, which—if ultimately approved by the court—includes a $43 million settlement payment that will be fully funded by insurance. Accordingly, as of April 29, 2022, an estimated loss accrual of $43 million was recorded to accrued expenses and other on the condensed consolidated balance sheet, with a corresponding asset recorded to other current assets for the amount to be paid by insurance. A trial for the Appraisal Action took place July 6 through July 12, 2022. A post-trial hearing is currently set for December 13, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable in the Appraisal Action and, if found liable, what the damages may be and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks. On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents, and Cirba filed a counterclaim alleging infringement of an additional Cirba patent. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. VMware accrued a total of $237 million as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statements of income during the year ended January 31, 2020. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial and set aside the verdict and damages award (“Post-Trial Order”). Thereafter, all claims and counterclaims were consolidated into a single action for all purposes, including four patents and three trademark claims asserted by Cirba and eight patents asserted by VMware. The parties are currently in the expert discovery phase of the litigation, with trial currently set for April 2023. Separately, VMware filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. All of the challenges were granted and the status of the reviews are as follows: (i) one patent survived the ex parte reexam with all challenged claims remaining valid; (ii) one patent remains under ex parte reexam review; (iii) one patent was found invalid via an inter partes review via a Final Written Decision (which remains subject to appeal) issued by the Patent Trial and Appeal Board; and (iv) one patent is undergoing a post-grant review. As of January 29, 2021, the Company reassessed its estimated loss accrual based on the Post-Trial Order and determined that a loss was no longer probable and reasonably estimable with respect to the consolidated action. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheets was derecognized, with the credit included in general and administrative expense on the consolidated statements of income during the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of July 29, 2022, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	July 29, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$810	$(550)	$260
Customer relationships and customer lists	11.9	641	(339)	302
Trademarks and tradenames	7.6	89	(62)	27
Total definite-lived intangible assets		$1,540	$(951)	$589

	January 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$836	$(501)	$335
Customer relationships and customer lists	11.5	721	(376)	345
Trademarks and tradenames	7.7	131	(97)	34
Total definite-lived intangible assets		$1,688	$(974)	$714
Amortization expense on definite-lived intangible assets was $63 million and $129 million during the three and six months ended July 29, 2022, respectively, and $77 million and $154 million during the three and six months ended July 30, 2021, respectively.
Based on intangible assets recorded as of July 29, 2022, and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2023	$125
2024	202
2025	109
2026	69
2027	39
Thereafter	45
Total	$589
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Net income	$347	$411	$589	$836
Weighted-average shares, basic	422,002	419,355	421,294	419,235
Effect of other dilutive securities	2,123	3,447	2,267	3,184
Weighted-average shares, diluted	424,125	422,802	423,561	422,419
Net income per weighted-average share, basic	$0.82	$0.98	$1.40	$1.99
Net income per weighted-average share, diluted	$0.82	$0.97	$1.39	$1.98
The following table sets forth the weighted-average common share equivalents of Common Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Anti-dilutive securities:
Employee stock options	159	3	126	22
RSUs	876	237	679	375
Total	1,035	240	805	397
G. Realignment
During the second quarter of fiscal 2023, in response to Russian military actions in Ukraine, VMware approved a plan to cease business operations in Russia. As a result of this action, approximately 80 positions were eliminated during the second quarter of fiscal 2023. Related realignment expenses recognized on the condensed consolidated statements of income during the three and six months ended July 29, 2022 were not significant and primarily included severance-related costs. Actions associated with this plan are expected to be substantially complete by the end of fiscal 2023.
H. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $3.2 billion and $3.6 billion as of July 29, 2022 and January 28, 2022, respectively. Cash equivalents were $2.5 billion as of July 29, 2022 and consisted of money-market funds of $2.5 billion and time deposits of $43 million. Cash equivalents were $3.0 billion as of January 28, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $34 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	July 29,	January 28,
	2022	2022
Cash and cash equivalents	$3,242	$3,614
Restricted cash within other current assets	26	43
Restricted cash within other assets	4	6
Total cash, cash equivalents and restricted cash	$3,272	$3,663

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
I. Debt
Unsecured Senior Notes
On August 2, 2021, VMware issued five series of unsecured senior notes pursuant to a public debt offering (the “2021 Senior Notes”). The proceeds from the 2021 Senior Notes were $5.9 billion, net of the debt discount of $11 million and debt issuance costs of $47 million.
VMware also issued unsecured senior notes on April 7, 2020 (the “2020 Senior Notes”) and on August 21, 2017 (the “2017 Senior Notes”, collectively with the 2020 Senior Notes and 2021 Senior Notes, the “Senior Notes”).
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	July 29,	January 28,	Effective Interest Rate
	2022	2022
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(14)	(15)
Less: unamortized debt issuance costs	(53)	(61)
Long-term debt	$9,183	$9,174
Beginning on February 15, 2022, interest on the 2021 Senior Notes became payable semiannually in arrears, on February 15 and August 15 of each year. Beginning on November 15, 2020, interest on the 2020 Senior Notes became payable semiannually in arrears, on May 15 and November 15 of each year. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Beginning on February 21, 2018, interest on the 2017 Senior Notes became payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $61 million and $123 million during the three and six months ended July 29, 2022, respectively, and $48 million and $97 million during the three and six months ended July 30, 2021, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
certain circumstances, limit VMware’s ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of VMware’s assets.
The future principal payments for the Senior Notes as of July 29, 2022 were as follows (amounts in millions):

Remainder of 2023	$—
2024	1,000
2025	1,250
2026	750
2027	1,500
Thereafter	4,750
Total	$9,250
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). The Company drew down an aggregate of $4 billion on November 1, 2021 and has since repaid $750 million on July 6, 2022, $750 million on April 4, 2022 and $500 million on January 25, 2022. As of July 29, 2022 and January 28, 2022, the outstanding balance on the 2021 Term Loan of $2.0 billion and $3.5 billion, net of unamortized debt issuance costs, respectively, was included in long-term debt on the condensed consolidated balance sheets. As of July 29, 2022, the weighted-average interest rate on the outstanding 2021 Term Loan was 2.68%.
The 2021 Term Loan contains certain representations, warranties and covenants. Interest expense for the 2021 Term Loan, including amortization of issuance costs, was $22 million during the six months ended July 29, 2022 and was not significant during the three months ended July 29, 2022.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of July 29, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three and six months ended July 29, 2022.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	July 29, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,498	$—	$2,498
Time deposits(1)	—	43	43
Total cash equivalents	$2,498	$43	$2,541

	January 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	34	34
Total cash equivalents	$2,998	$34	$3,032
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.6 billion and $9.3 billion as of July 29, 2022 and January 28, 2022, respectively. The fair value of the 2021 Term Loan approximated its carrying value as of July 29, 2022 and January 28, 2022. Fair value for each of the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a non-qualified deferred compensation plan (the “NQDC Program”) for eligible employees, which allows participants to defer payment of part or all of their compensation. There is no net impact to the condensed consolidated statements of income under the NQDC Program since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with the NQDC Program have not been included in the above tables. Assets associated with the NQDC Program were the same as the liabilities at $165 million and $162 million as of July 29, 2022 and January 28, 2022, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with the NQDC Program were included in accrued expenses and other of $16 million and in other liabilities of $149 million on the condensed consolidated balance sheets as of July 29, 2022. Liabilities associated with the NQDC Program were included in accrued expenses and other of $16 million and in other liabilities of $146 million on the condensed consolidated balance sheets as of January 28, 2022.
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
The carrying value at the time of sale for the investment sold during the three and six months ended July 30, 2021 was $28 million and $37 million, respectively. The gain or loss recognized on the investments sold during the three months ended July 30, 2021, as well as the six months ended July 29, 2022 and July 30, 2021, was not significant. During the three and six months ended July 30, 2021, VMware recognized unrealized losses of $10 million and $35 million, respectively, on the investment still held as of July 30, 2021. All gains and losses on the investment, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. The carrying value of investments in privately held companies is measured at cost, less impairment, if any, adjusted upward or downward for observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of July 29, 2022 and January 28, 2022, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $92 million and $163 million, respectively, and were included in other assets on the condensed consolidated balance sheets.
During the three and six months ended July 29, 2022, VMware sold certain investments in privately held companies which had an aggregate carrying value at the time of sale of $82 million and $88 million, respectively. The loss recognized on the investments sold during the three and six months ended July 29, 2022 was not significant. During the three and six months ended July 29, 2022, gross upward and downward adjustments recognized on securities still held as of July 29, 2022 were not significant. During the three and six months ended July 30, 2021, gross upward adjustments recognized on securities still held as of July 30, 2021 were $11 million.
Unrealized gains, net recognized on securities still held as of July 29, 2022 and July 30, 2021 were not significant during the three and six months ended July 29, 2022 and July 30, 2021, respectively. All gains and losses on these securities, whether realized or unrealized, were recognized in other income (expense), net on the condensed consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended July 29, 2022 and July 30, 2021, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of July 29, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $339 million and $642 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 29, 2022 and January 28, 2022.
During the three and six months ended July 29, 2022 and July 30, 2021, all cash flow hedges were considered effective.
Forward Contracts Not Designated as Hedges
VMware has established a program that utilizes forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions. These forward contracts are not designated as hedging instruments under applicable accounting guidance, and therefore, all changes in the fair value of the forward contracts are reported in other income (expense), net on the condensed consolidated statements of income.
These forward contracts generally have a maturity of one month, and as of July 29, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $1.1 billion and $1.5 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of July 29, 2022 and January 28, 2022.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Gains related to the settlement of forward contracts were not significant and $56 million during the three and six months ended July 29, 2022, respectively. Gains related to the settlement of forward contracts were $11 million and $15 million during the three and six months ended July 30, 2021, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net losses of $20 million and $29 million during the three and six months ended July 29, 2022, respectively, and were not significant during the three and six months ended July 30, 2021. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
L. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 24 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Operating lease expense	$48	$48	$99	$96
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2	3	3
Interest on lease liabilities	—	—	1	1
Total finance lease expense	2	2	4	4
Short-term lease expense	—	—	—	1
Variable lease expense	9	8	15	15
Total lease expense	$59	$58	$118	$116
Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain of its leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three months ended July 29, 2022 and July 30, 2021, and was not significant and $11 million during the six months ended July 29, 2022 and July 30, 2021, respectively.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Six Months Ended
	July 29,	July 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$86	$86
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	2	2
ROU assets obtained in exchange for lease liabilities:
Operating leases	$53	$112

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	July 29, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,034	$43

Lease liabilities, current(2)	$143	$6
Lease liabilities, non-current(3)	889	37
Total lease liabilities	$1,032	$43

	January 28, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,062	$46

Lease liabilities, current(2)	$145	$5
Lease liabilities, non-current(3)	927	43
Total lease liabilities	$1,072	$48
(1) ROU assets for operating leases are included in other assets, and ROU assets for finance leases are included in property and equipment, net, on the condensed consolidated balance sheets.
(2) Current lease liabilities are included primarily in accrued expenses and other on the condensed consolidated balance sheets.
(3) Non-current operating lease liabilities are presented as operating lease liabilities on the condensed consolidated balance sheets. Non-current finance lease liabilities are included in other liabilities on the condensed consolidated balance sheets.
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	July 29,	January 28,
	2022	2022
Weighted-average remaining lease term (in years)
Operating leases	11.9	11.9
Finance leases	6.8	7.3
Weighted-average discount rate
Operating leases	3.4%	3.2%
Finance leases	2.9%	2.9%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of July 29, 2022 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2023	$89	$4
2024	168	6
2025	126	6
2026	124	7
2027	106	7
Thereafter	689	18
Total future minimum lease payments	1,302	48
Less: Imputed interest	(270)	(5)
Total lease liabilities(1)	$1,032	$43
(1) Total lease liabilities as of July 29, 2022 excluded legally binding lease payments for leases signed but not yet commenced of $52 million.
The amount of the future operating lease commitments after fiscal 2027 primarily consists of the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in fiscal 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
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
On October 7, 2021, VMware authorized a new repurchase program of up to $2.0 billion of Common Stock through the end of fiscal 2024, effective on November 1, 2021. As of July 29, 2022, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with its entry into the Merger Agreement, VMware suspended its stock repurchase program and did not repurchase Common Stock during the three months ended July 29, 2022.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Aggregate purchase price	$—	$358	$89	$729
Common Stock repurchased	—	2,243	803	4,743
Weighted-average price per share	$—	$159.73	$111.33	$153.77
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Common Stock.
VMware’s restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and, in certain cases, a time- or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Common Stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
achievement of the performance- or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since January 28, 2022 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 28, 2022	23,002	$123.06
Granted	10,458	114.74
Vested	(5,002)	124.22
Forfeited	(2,013)	124.59
Outstanding, July 29, 2022	26,445	119.41
The aggregate vesting date fair value of VMware’s restricted stock that vested during the six months ended July 29, 2022 was $597 million. As of July 29, 2022, restricted stock representing 26.4 million shares of VMware’s Common Stock were outstanding, with an aggregate intrinsic value of $3.1 billion based on VMware’s closing stock price as of July 29, 2022.
VMware Employee Stock Purchase Plan
In connection with its entry into the Merger Agreement, VMware suspended its 2007 Employee Stock Purchase Plan effective September 1, 2022.
Net Excess Tax Benefits and Tax Deficiencies
Net excess tax benefits and tax deficiencies recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net tax deficiencies recognized during the three and six months ended July 29, 2022 were not significant. During the three and six months ended July 30, 2021, net excess tax benefits were $13 million and $17 million, respectively.
N. Segment Information
VMware operates in one reportable operating segment; thus, all required financial segment information is included in the condensed consolidated financial statements. An operating segment is defined as the components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Revenue:
License	$796	$738	$1,369	$1,384
Subscription and SaaS	943	776	1,842	1,516
Total license and subscription and SaaS	1,739	1,514	3,211	2,900
Services:
Software maintenance	1,299	1,336	2,609	2,657
Professional services	298	288	604	575
Total services	1,597	1,624	3,213	3,232
Total revenue	$3,336	$3,138	$6,424	$6,132

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
United States	$1,648	$1,539	$3,166	$3,005
International	1,688	1,599	3,258	3,127
Total	$3,336	$3,138	$6,424	$6,132
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and six months ended July 29, 2022 and July 30, 2021.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	July 29,	January 28,
	2022	2022
United States	$872	$882
International	246	241
Total	$1,118	$1,123
As of July 29, 2022, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 11% of these assets. No individual country other than the U.S. accounted for 10% or more of these assets as of January 28, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of July 29, 2022 should be read in conjunction with our consolidated financial statements for the year ended January 28, 2022 contained in our Annual Report on Form 10-K filed on March 24, 2022.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal years ending February 2, 2024 and February 3, 2023, and fiscal year ended January 28, 2022 as “fiscal 2024,” “fiscal 2023” and “fiscal 2022,” respectively. Fiscal 2023 is a 53-week fiscal year, in which the first three quarters each has 13 weeks while the fourth quarter has 14 weeks. Fiscal 2024 and fiscal 2022 are each 52-week fiscal years.
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
End users can purchase the full breadth of our subscription, software-as-a-service (“SaaS”), license and services portfolio through discrete purchases or through enterprise agreements (“EAs”). EAs are sold to our direct customers and through channel partners and can include our license, multi-year maintenance and support, subscription and SaaS offerings.
During the six months ended July 29, 2022, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. We expect this trend to continue, and as a result, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As this trend continues, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth in the current portion of our remaining performance obligations, will become better indicators of our future growth prospects. In addition, we expect our operating margin to be negatively impacted in fiscal 2023 as a result of our incremental investment in our subscription and SaaS portfolio.
Broadcom Merger Agreement
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of our Class A common stock (“Common Stock”), par value $0.01 per share, issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock”, and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Common Stock entitled to receive the Cash Consideration, and the total number of shares of Common Stock entitled to receive the Stock Consideration, will, in each case, be equal to 50% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.

Entities affiliated with Michael Dell (the “MSD Stockholders”) and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), which own 40.1% and 9.9%, as of July 29, 2022, of our shares outstanding, respectively, have signed voting agreements to vote in favor of the transaction, so long as our Board continues to recommend the proposed transaction with Broadcom. Each such voting agreement will also terminate upon the termination of the Merger Agreement in accordance with its terms.
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, is subject to the receipt of regulatory approvals and other customary closing conditions, including approval by our shareholders. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
Business Operations in Russia
In response to Russian military actions in Ukraine, we suspended sales and services in Russia and Belarus, including support on existing contracts and professional services in the first quarter of fiscal 2023. Furthermore, the United States (“U.S.”) and other countries have imposed sanctions on Russia that have impacted our future revenue streams from affected customers. During the second quarter of fiscal 2023 we ceased our business operations in Russia entirely.
The impact of these events on our condensed consolidated financial statements during the first half of fiscal 2023 was not material as a percentage of total consolidated revenue, and we do not expect the impact to be material in future periods. We do not expect the cessation of business operations will have an impact on our existing contracts with customers in Russia and Belarus if U.S. and international restrictions and sanctions are lifted. We continue to closely monitor the ongoing situation in Russia and Belarus.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
License	$796	$738	$58	8%	$1,369	$1,384	$(15)	(1)%
Subscription and SaaS	943	776	167	22	1,842	1,516	326	21
Total license and subscription and SaaS	1,739	1,514	225	15	3,211	2,900	311	11
Services:
Software maintenance	1,299	1,336	(37)	(3)	2,609	2,657	(48)	(2)
Professional services	298	288	9	3	604	575	30	5
Total services	1,597	1,624	(28)	(2)	3,213	3,232	(18)	(1)
Total revenue	$3,336	$3,138	$198	6	$6,424	$6,132	$292	5

Revenue:
United States	$1,648	$1,539	$109	7%	$3,166	$3,005	$161	5%
International	1,688	1,599	89	6	3,258	3,127	131	4
Total revenue	$3,336	$3,138	$198	6	$6,424	$6,132	$292	5
Revenue from our subscription offerings consisted primarily of our VMware Cloud Provider Program cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Workspace ONE Unified Endpoint

Management, VMware Carbon Black Cloud, VMware Cloud on AWS, VMware SD-WAN by VeloCloud and CloudHealth by VMware.
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
As customers adopt our subscription and SaaS offerings, license and software maintenance revenue has been, and may continue to be, lower and subject to greater fluctuation in the future, driven by a higher proportion of our sales occurring through our subscription and SaaS offerings as well as the variability of large deals between fiscal quarters, which deals historically have had a large license revenue impact.
License Revenue
License revenue increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021 and decreased slightly during the six months ended July 29, 2022 compared to the six months ended July 30, 2021, largely due to the variability of large license deals that were closed in each fiscal quarter.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021, primarily due to increased sales of our Workspace ONE, vRealize Cloud Management, VMware Cloud on AWS and other major hyperscalers, and VMware Tanzu offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $3.9 billion as of July 29, 2022 and $3.2 billion as of July 30, 2021.
Services Revenue
Software maintenance revenue decreased during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021, largely due to the continued shift in demand from our on-premises licenses sold with the associated software maintenance to cloud-based solutions. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021. Services we provide through our consultants and technical account managers, and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. Our professional services revenue may vary, as we continue to enable our partners to deliver professional services for our solutions. Further, the timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	July 29,	January 28,
	2022	2022
Unearned license revenue	$20	$19
Unearned subscription and SaaS revenue	2,952	2,669
Unearned software maintenance revenue	6,903	7,208
Unearned professional services revenue	1,356	1,326
Total unearned revenue	$11,231	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of July 29, 2022 was approximately two years.

Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Remaining Performance Obligations and Backlog
Remaining Performance Obligations
Remaining performance obligations represent the aggregate amount of the transaction price in contracts allocated to performance obligations not delivered, or partially undelivered, as of the end of the reporting period. Remaining performance obligations include unearned revenue, multi-year contracts with future installment payments and certain unfulfilled orders against accepted, non-cancellable customer contracts at the end of any given period.
As of July 29, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.1 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of July 29, 2022, our total backlog was $251 million, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to license was $51 million. For our backlog related to licenses, we generally expect to deliver and recognize revenue during the following quarter. Backlog totaling $61 million as of July 29, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
As of January 28, 2022, our total backlog was $88 million and our backlog related to licenses was $14 million. Backlog totaling $36 million as of January 28, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
The amount and composition of backlog will fluctuate period to period. We do not believe the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products and services.
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in headcount and salaries across most of our income statement expense categories during the three and six months ended July 29, 2022.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of license revenue	$39	$37	$2	6%	$73	$74	$(1)	(1)%
Stock-based compensation	—	—	—	(10)	1	1	—	(17)
Total expenses	$39	$37	$2	5	$74	$75	$(1)	(1)
% of License revenue	5%	5%			5%	5%
Cost of license revenue remained relatively flat during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021.

Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of subscription and SaaS revenue	$190	$165	$26	16%	$376	$316	$60	19%
Stock-based compensation	6	5	—	4	11	11	—	—
Total expenses	$196	$170	$26	15	$387	$327	$60	18
% of Subscription and SaaS revenue	21%	22%			21%	22%
Cost of subscription and SaaS revenue increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021, primarily driven by an increase of $18 million in costs associated with hosted services that support our SaaS offerings.
Cost of subscription and SaaS revenue increased during the six months ended July 29, 2022 compared to the six months ended July 30, 2021. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $42 million and growth in cash-based employee-related cost of $16 million, which was primarily driven by incremental growth in headcount.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of services revenue	$344	$328	$16	5%	$696	$640	$56	9%
Stock-based compensation	25	24	1	5	48	49	(1)	(1)
Total expenses	$369	$352	$18	5	$744	$689	$55	8
% of Services revenue	23%	22%			23%	21%
Cost of services revenue increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses, primarily driven by an increase in headcount.
Cost of services revenue increased during the six months ended July 29, 2022 compared to the six months ended July 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $36 million, primarily driven by incremental growth in headcount, as well as increased travel-related expenses, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic.

Research and Development Expenses
Research and development expenses include personnel and related overhead costs associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$657	$625	$32	5%	$1,299	$1,206	$94	8%
Stock-based compensation	146	150	(4)	(3)	278	277	1	—
Total expenses	$803	$775	$28	4	$1,577	$1,483	$94	6
% of Total revenue	24%	25%			25%	24%
Research and development expenses increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $28 million, primarily driven by an increase in headcount. The increase was also driven by increased equipment and depreciation. These increases were partially offset by increased capitalized internal-use software development costs of $19 million.
Research and development expenses increased during the six months ended July 29, 2022 compared to the six months ended July 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $81 million, primarily driven by incremental growth in headcount and salaries. The increase was also driven by increased equipment, depreciation and facilities-related costs of $27 million, as well as third-party professional services costs. These increases were partially offset by increased capitalized internal-use software development costs of $36 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$987	$942	$44	5%	$1,960	$1,828	$132	7%
Stock-based compensation	93	81	12	15	174	153	21	14
Total expenses	$1,080	$1,023	$57	6	$2,134	$1,981	$153	8
% of Total revenue	32%	33%			33%	32%
Sales and marketing expenses increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021. The increase was primarily driven by higher commission costs of $27 million resulting from increased sales volume, as well as increased travel-related expenses of $20 million, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic.
Sales and marketing expenses increased during the six months ended July 29, 2022 compared to the six months ended July 30, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $45 million, primarily driven by incremental growth in headcount and salaries, and higher commission costs of $37 million resulting from increased sales volume. The increase was also driven by increased travel-related expenses of $36 million, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic, as well as increased stock-based compensation of $21 million, primarily driven by increased restricted stock unit (“RSU”) awards granted to our employees.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$235	$223	$12	5%	$446	$428	$18	4%
Stock-based compensation	41	33	8	25	81	64	17	26
Total expenses	$276	$256	$20	8	$527	$492	$35	7
% of Total revenue	8%	8%			8%	8%
General and administrative expenses increased during the three months ended July 29, 2022 compared to the three months ended July 30, 2021. The increase was primarily driven by increased cash-based employee-related expenses, primarily driven by an increase in headcount.
General and administrative expenses increased during the six months ended July 29, 2022 compared to the six months ended July 30, 2021. The increase was primarily driven by increased cash-based employee-related expenses of $20 million, primarily driven by an increase in headcount, as well as increased stock-based compensation of $17 million, primarily driven by increased RSU awards granted to our employees. The increase was also driven by increased third-party professional services costs of $16 million. These increases were partially offset by a decrease in acquisition-related costs of $17 million.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$74	$49	$24	49%	$145	$99	$45	46%
% of Total revenue	2%	2%			2%	2%
Interest expense increased during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021, primarily driven by the five series of unsecured senior notes issued during the third quarter of fiscal 2022 (the “2021 Senior Notes”) in the aggregate principal amount of $6.0 billion. We expect the annual interest expense associated with the 2021 Senior Notes to be approximately $100 million.
The increase in interest expense during the six months ended July 29, 2022 compared to the six months ended July 30, 2021 was also driven by the senior unsecured term loan facility on which we drew down on November 1, 2021. Interest expense on the term loan facility was $22 million during the six months ended July 29, 2022.
Refer to Note I to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Company’s outstanding indebtedness.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	July 29,	July 30,			July 29,	July 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income (expense), net	$(20)	$3	$(24)	(528)%	$(30)	$(19)	$(10)	(53)%
% of Total revenue	(1)%	—%			—%	—%

The change in other income (expense), net during the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021 was primarily driven by net losses, whether realized or unrealized, on our investments in equity securities, as well as net gains on foreign currency exchange.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to VMware’s spin-off from Dell on November 1, 2021 (the “Spin-Off”) and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. We cannot reasonably predict the amount that we may receive or pay in future periods, which could introduce significant risk of variability to our consolidated statements of income.
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Income tax provision	$132	$69	$218	$131
Effective income tax rate	27.6%	14.4%	27.0%	13.5%
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three and six months ended July 29, 2022 compared to the three and six months ended July 30, 2021 was primarily driven by a higher estimated annual income tax rate for fiscal 2023 due to the increase in global intangible low-taxed income (“GILTI”) from the impacts of Internal Revenue Code Section 174 research and development expense capitalization, which was part of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) and became effective beginning in fiscal 2023. As we record impacts of GILTI as a period cost, the capitalization of foreign research and experimental costs in GILTI increases our provision for income taxes. The increase in our effective income tax rate was also driven by net tax deficiencies recognized in connection with stock-based awards, which were not significant during the three and six months ended July 29, 2022, compared to net excess tax benefits recognized during the three and six months ended July 30, 2021 of $13 million and $17 million, respectively.
Prior to the Spin-Off, our financial results were included in the Dell consolidated tax return for U.S. federal income tax purposes, but our income tax provision or benefit was calculated primarily as though we were a separate taxpayer, with certain transactions between us and Dell being assessed using consolidated tax return rules. As a result of the Spin-Off, we are no longer a member of the Dell consolidated tax group, and our U.S. federal income tax will be reported separately from that of the Dell consolidated tax group.
Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the U.S. and in jurisdictions with a tax rate lower than the U.S. statutory rate. Our non-U.S. earnings are primarily earned by our subsidiary organized in Ireland, where the rate of taxation is lower than our U.S. tax rate and, as such, our annual effective tax rate can be significantly affected by the composition of our earnings in U.S. and non-U.S. jurisdictions. Our future effective tax rate may be affected by such factors as: changes in our business; changes in tax laws or statutory rates; changing interpretation of existing laws or regulations; the impact of accounting for stock-based compensation; the recognition of excess tax benefits or tax deficiencies within the income tax provision or benefit in the period in which they occur; the impact of accounting for business combinations; shifts in the amount of earnings in the U.S. compared with other regions in the world; overall levels of income before tax; changes in our international organization; the expiration of statute of limitations; and settlements of audits.
Subsequent to the second quarter of our fiscal 2023, the Inflation Reduction Act (the “IRA”) was signed into law, and it will be effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies. We are in the process of evaluating the impact to us.
Our Relationship with Dell
Transactions with Dell continue to be considered related party transactions following the Spin-Off due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell.
On November 1, 2021, in connection with the Spin-Off, we entered into the Commercial Framework Agreement with Dell to provide a framework under which our strategic commercial relationship will continue, particularly with respect to projects mutually agreed as having the potential to accelerate the growth of an industry, product, service or platform that may provide the parties with a strategic opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.
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
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which Dell pays us for services or reimburses us for costs.
During the three and six months ended July 29, 2022, revenue from Dell accounted for 40% and 39% of our consolidated revenue, respectively. During each of the three and six months ended July 29, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, and 5% of our consolidated revenue.
During the three and six months ended July 30, 2021, revenue from Dell accounted for 37% and 36% of our consolidated revenue, respectively. During the three and six months ended July 30, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 12% and 13% of total revenue from Dell, respectively, and, for each period, 5% of our consolidated revenue.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	July 29,	July 30,	July 29,	July 30,	July 29,	January 28,
	2022	2021	2022	2021	2022	2022
Reseller revenue	$1,313	$1,162	$2,451	$2,198	$5,481	$5,550
Internal-use revenue	15	13	27	25	26	39
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Customer deposits resulting from transactions with Dell were $359 million and $298 million as of July 29, 2022 and January 28, 2022, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which we pay Dell for services it provides to us.
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

Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	July 29,	July 30,	July 29,	July 30,
	2022	2021	2022	2021
Purchases and leases of products and purchases of services(1)	$53	$61	$95	$107
Dell subsidiary support and administrative costs	2	10	5	24
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
We also purchase Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $17 million and $15 million during the six months ended July 29, 2022 and July 30, 2021, respectively, and were not material during each of the three months ended July 29, 2022 and July 30, 2021.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	July 29,	January 28,
	2022	2022
Cash and cash equivalents	$3,242	$3,614
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$3,242	$3,633
Cash equivalents primarily consisted of amounts invested in money market funds.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions and stock repurchases, among other things. We expect to use free cash flow primarily to repay our outstanding indebtedness through the end of fiscal 2023. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, and acquisitions. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
On May 26, 2022, we entered into the Merger Agreement with Broadcom. The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and us. If the consummation of the transaction does not occur on or before February 26, 2023 by either party, subject to three extensions of three months each (at either Broadcom’s or our election) if on such date all of the closing conditions except those relating to regulatory approvals have been satisfied or waived, Broadcom would be required to pay us a termination fee of $1.5 billion. Upon termination of the Merger Agreement under certain specified circumstances, including by us to enter into a definitive agreement with respect to a superior proposal in accordance with the terms of the Merger Agreement, we would be required to pay Broadcom a termination fee in the amount of $1.5 billion.
The 2017 Tax Act imposed a one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of July 29, 2022 was $445 million, which we expect to pay over the next three years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the Tax Agreements, as defined in Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	July 29,	July 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$1,402	$2,130
Investing activities	(121)	(144)
Financing activities	(1,672)	(834)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(391)	$1,152
Operating Activities
Cash provided by operating activities decreased by $728 million during the six months ended July 29, 2022 compared to the six months ended July 30, 2021, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries, as well as higher cash outflows related to operating expenses.
Investing Activities
Cash used in investing activities decreased by $23 million during the six months ended July 29, 2022 compared to the six months ended July 30, 2021, primarily driven by an increase in proceeds from disposition of assets, offset in part by an increase in additions to property and equipment.
Financing Activities
Cash used in financing activities increased by $838 million during the six months ended July 29, 2022 compared to the six months ended July 30, 2021, primarily driven by the repayment of $1.5 billion towards our three-year senior unsecured term loan facility, offset in part by a decrease of $640 million in cash used for repurchases of shares of our common stock. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock during the three months ended July 29, 2022.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregated carrying value of $9.2 billion as of July 29, 2022. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During the six months ended July 29, 2022 and July 30, 2021, interest paid for the Senior Notes was $117 million and $93 million, respectively.
Senior Unsecured Term Loan Facility
We have a five-year senior unsecured term loan facility with an outstanding balance of $2.0 billion as of July 29, 2022. During the second quarter of fiscal 2023, we repaid the remaining outstanding balance of our three-year senior unsecured term loan facility. During the six months ended July 29, 2022, interest paid for the term loan facilities was $20 million.
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
In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock during the three months ended July 29, 2022. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for stock repurchase authorizations approved by our board of directors during the periods presented.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; the expected timing and completion of the proposed transaction with Broadcom; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell following completion of the Spin-Off and the related payment of the Special Dividend; our plans to repay our outstanding indebtedness, including the indebtedness incurred to pay a portion of the Special Dividend; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.
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

•webcasts of our earnings calls and links to webcasts of investor conferences at which our executives appear (archives of these events are also available for a limited time);
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the six months ended July 29, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 24, 2022 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended July 29, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Pending Acquisition by Broadcom
The pendency of our acquisition by Broadcom may have an adverse effect on our business, results of operations, cash flows and financial position.
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”), pursuant to which Broadcom agreed to acquire us subject to the terms and conditions set forth therein. Our pending acquisition by Broadcom may have an adverse effect on our operating results in the near term if our customers delay, defer, or cancel purchases pending completion of the transaction. In addition, the pendency of the transaction may cause reluctance by customers to begin or continue to do business with us due to potential uncertainty about the direction of our products and solutions following consummation of the transaction.
We are subject to additional risks in connection with the pendency of the proposed transaction, including:
•Parties with which we do business may be uncertain as to the effects the transaction may have on them, including with respect to current or future business relationships with us, and these relationships may be subject to disruption as channel partners, customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with us, as applicable, or consider entering into business relationships with parties other than us. The risk, and adverse effect, of any disruption could be exacerbated by a delay in the consummation of the transaction or termination of the Merger Agreement;
•The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Merger Agreement obligates us to generally conduct our business in a commercially reasonable manner and in all material respects in the ordinary course of business consistent with past practice and may prevent us from pursuing certain opportunities, entering into certain contracts with customers, resellers and suppliers, or taking certain other actions without Broadcom’s approval;
•The Merger Agreement limits our ability to pursue alternatives to the transaction and may discourage other companies from trying to acquire us;
•We may be unable to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles following completion of the proposed transaction, and our operations, including our ability to execute our strategy and our cybersecurity and other risk management programs, could suffer due to employee attrition or a reduction in employee productivity as a result of this uncertainty;
•The pendency and outcome of legal proceedings that have been and may in the future be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
•The pursuit of the transaction and planning for the integration has and may continue to place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.
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
Completion of the transaction is subject to the conditions contained in the Merger Agreement, including regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the transaction will not be completed.
Before the transaction may be completed, the Merger Agreement must be adopted by our stockholders by the affirmative vote of at least a majority of the outstanding shares of our common stock, and various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., in the European Union and in certain other jurisdictions. In addition, the transaction may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities, including U.S. state laws.
In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the transaction on competition within their relevant jurisdiction. Regulatory and governmental entities may impose conditions on their respective approvals, in which case lengthy negotiations may ensue among such regulatory or governmental entities, Broadcom and us. Such conditions, any such negotiations and the process of obtaining regulatory approvals could have the effect of delaying or preventing consummation of the transaction.
Subject to the terms of the Merger Agreement, we have agreed to use our reasonable best efforts to take all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws to consummate the transaction as promptly as practicable. Nonetheless, many of the closing conditions are not within our control. For example, we cannot be certain that these regulatory clearances and approvals will be obtained in a timely manner or at all, or that the granting of these regulatory clearances and approvals will not involve the imposition of regulatory remedies on the completion of the transaction.
If any of these conditions are not satisfied or waived prior to February 26, 2023, which deadline may be extended to November 26, 2023 under certain circumstances, it is possible that the Merger Agreement will be terminated.
Lawsuits have been and may in the future be filed against us and our directors challenging the transaction, and an adverse ruling in any such lawsuit may delay or prevent the consummation of the transaction and result in substantial costs to us.
In connection with the transaction, litigation has been filed against VMware and its board of directors. Among other remedies, the plaintiffs in these lawsuits seek damages or to enjoin the transaction. The outcome of any litigation is uncertain, and any such lawsuits could delay or prevent the consummation of the transaction and result in substantial costs to us. Any such actions may create uncertainty relating to the transaction and may be costly and distracting to management.
It is possible that additional litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Further, one of the conditions to the completion of the transaction is that no injunction or law by any governmental entity of competent jurisdiction will be in effect that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the transaction. As such, if an injunction prohibiting the consummation of the transaction is obtained, that injunction may prevent the transactions from becoming effective or from becoming effective within the expected timeframe.
The failure to complete the planned acquisition of us by Broadcom could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
The transaction, which is expected to close in Broadcom’s fiscal year 2023, is subject to the satisfaction or waiver of customary closing conditions, and there is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including as a result of the failure to obtain necessary government or regulatory approval or to satisfy any other requisite closing condition as described in the Merger Agreement and current and potential future stockholder litigation and other legal and regulatory proceedings, among others.
If the transaction does not close, we may suffer consequences that could adversely affect our ongoing and future business, financial condition, operating results, cash flows and stock price, and our stockholders would be exposed to additional risks, including for example:

•To the extent that the current market price of our stock reflects an assumption that the transaction will be completed, the price of our common stock could decrease;
•Investor confidence in us could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers and other business partners may be adversely impacted, we may be unable to hire or retain key personnel, and we may not be able to shift or overcome negative reactions from analysts and other media professionals in a timely manner or at all;
•Any disruptions to our business resulting from the announcement and pendency of the transaction, including adverse changes in our relationships with employees, customers and other business partners, may continue or intensify;
•We have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover, and devoted substantial commitments of time and resources by our management, which could have otherwise been devoted to day-to-day operations and other opportunities that could have been beneficial to us as an independent company; and
•We may be required to pay Broadcom a termination fee of $1.5 billion under certain circumstances that give rise to a termination of the Merger Agreement.
There can be no assurance that our business, relationships with other parties, liquidity or financial condition will not be adversely affected, as compared to the condition prior to the announcement of the transaction, if the transaction is delayed or not consummated.
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
Reliance on our relationship with Dell. During the six months ended July 29, 2022, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 39% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
We must continue to attract and retain highly qualified personnel, particularly software and cloud engineers and sales and customer experience personnel, for which competition, particularly against companies with greater resources, startups and emerging growth companies, is intense. Research and development personnel are also aggressively recruited by startup and emerging growth companies, which are especially active in many of the technical areas and geographic regions in which we conduct product and service development. This competitive situation has become exacerbated by the increase in employee resignations currently taking place throughout the U.S., in part as a result of the COVID-19 pandemic, which is commonly referred to as the “great resignation.” This competition results in increased costs in the form of cash and stock-based compensation and can have a dilutive impact on our stock. We have experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications, and, if we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects could suffer.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 25% of our total revenue during the six months ended July 29, 2022. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.

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
Sales via our various route-to-market relationships with Dell accounted for 39% of our consolidated revenue during the six months ended July 29, 2022, and transactions where Dell acted as an OEM accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the six months ended July 29, 2022. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.

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
•tariffs, trade barriers and other regulatory or contractual limitations on our ability to develop and sell our products and services in certain non-U.S. geographies, such as in China, whose government has adopted laws and regulations relating to the procurement of key network equipment and security products that might cause our business in such geographies to suffer and expose us to civil and criminal penalties;

•laws and regulations regarding the storage and processing of data in certain non-U.S. geographies, such as in China, might cause our business in such geographies to suffer and expose us to civil and criminal penalties;
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
•economic or political instability, military actions or armed conflict, such as the Russian invasion of Ukraine, both of which are locations where we have employees, partners or customers, and uncertainty about or changes in government and trade relationships, policies, and treaties that could adversely affect the ability of U.S.-based companies to conduct business in non-U.S. geographies, such as in the U.K. where considerable regulatory uncertainty remains regarding compliance post-Brexit; and
•legal risks, particularly in emerging markets, relating to compliance with U.S. exchange control requirements and international and U.S. anti-corruption laws and associated exposure to significant fines, penalties and reputational harm.
Our failure to manage any of these risks successfully could negatively affect our reputation and materially adversely affect our operating results.
Russia’s military actions in Ukraine have affected and may continue to affect our business.
In response to Russian military actions in Ukraine, we ceased business operations in Russia and suspended business operations in Belarus, including with respect to sales, support on existing contracts and professional services in both countries. Furthermore, the sanctions imposed by the U.S. and other countries in connection with the Russian invasion of Ukraine include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. Sanctions imposed on Russia and our suspension of business operations could impact the fulfillment of existing orders, future revenue streams from impacted customers and the recoverability of certain financial assets. It is not possible to predict the broader consequences of this conflict, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy.
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
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and our past results should not be relied upon as an indication of our future performance. In addition, a significant portion of our quarterly sales typically occurs during the last two weeks of the quarter, which generally reflects customer buying patterns for enterprise technology. As a result, our quarterly operating results are difficult to predict even in the near term. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our Class A common stock (“Common Stock”) would likely decline substantially.
Factors that may contribute to fluctuations in our operating results include, among others, the factors described elsewhere in this risk factors section and the following:
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
•unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions; and
•fluctuations in the severity and duration of the COVID-19 pandemic and resulting restrictions on business activity, which may vary significantly by region.
Adverse economic conditions may harm our business.
Our business success depends in part on worldwide economic conditions. The overall demand for and spend on IT may be viewed by our current and prospective customers as discretionary and, in times of economic uncertainty, customers may delay, decrease, reduce the value and duration, or cancel purchases and upgrades of our products and services. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, have in the past and could in the future adversely impact our business, financial condition and operating results. General and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Increases in interest rates on credit and debt that would increase the cost of our borrowing could impact our ability to access the capital markets and adversely affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or conduct stock buybacks.
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
As of July 29, 2022, we had an aggregate of $11.2 billion of outstanding indebtedness. Additionally, we have entered into a $1.5 billion unsecured revolving credit facility, which is undrawn.
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
In connection with the Merger Agreement with Broadcom, we provided Dell with an opinion from our counsel, Gibson Dunn, to the effect that the transaction will not result in the Spin-Off failing to qualify as a tax-free transaction under Section 355 of the Internal Revenue Code. Moreover, the Merger Agreement includes a representation by us to Broadcom that such opinion has not been revoked, substantively modified or withdrawn (unless an acceptable replacement opinion has been received), and Broadcom’s obligation to consummate the transaction is conditioned on such representation being true and correct in all respects as of the date of the Merger Agreement and as of the closing of the transaction, as though made on and as of the closing of the transaction. Broadcom may, in its sole discretion, waive the condition relating to the accuracy of this representation. Dell could seek to enjoin the consummation of the transaction if (1) there is a breach of our representation regarding the opinion, (2) Broadcom waives the condition relating to the accuracy of the opinion, and (3) we do not obtain an IRS private letter ruling confirming that the transaction will not cause the Spin-Off to fail to qualify as a tax-free transaction under Section 355 of the Internal Revenue Code. The opinion of counsel is based on, among other things, various assumptions and the accuracy of representations made by us, Broadcom, Dell and certain other persons in connection with the Spin-Off and the execution of the Merger Agreement. If any of these assumptions or representations were, or were to become, inaccurate or incomplete, the opinion may be invalid. No ruling from the IRS is being sought regarding the U.S. federal income tax consequences of the transaction, and an opinion of counsel is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will not disagree with or challenge any of the conclusions in the opinion of counsel or that a court will not sustain such a challenge. Regardless of whether the condition in the Merger Agreement relating to the accuracy of our representation regarding the opinion required by the Tax Matters Agreement is satisfied or waived by Broadcom, if the Spin-Off were determined to be taxable as a result of the transaction, Dell, its affiliates and, potentially, its stockholders would incur significant tax liabilities and, under the Tax Agreements, we (following the consummation of the transaction, as a wholly owned subsidiary of Broadcom) may be required to indemnify Dell and its affiliates for any such tax liabilities, which would be material.
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
We are subject to income and indirect tax examinations and are undergoing audits in various jurisdictions. For instance, the IRS has started its examination of fiscal years 2015 through 2019 for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated group, however, we are still subject to examination by the IRS for the periods in which we were a member of the Dell consolidated group. While we believe we have complied with all applicable income tax laws and made reasonable tax estimates, a governing tax authority could have a different legal interpretation, and a final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals and we may be assessed with additional taxes. Further, the Tax Agreements between us and Dell provide that, when we become subject to federal income tax audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests to the IRS. Accordingly, if we and Dell differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.
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
For example, numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. In addition, the Organization for Economic, Co-operation and Development (“OECD”), an international association of countries, including the U.S., has made changes and is contemplating additional changes to numerous long-standing tax principles. Further, subsequent to the second quarter of our fiscal year 2023, the Inflation Reduction Act (the “IRA”) was signed into law, and it will be effective for us commencing with our fiscal year 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies.
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
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, introduce vulnerabilities or malicious files into our IT systems and our products and services, extract financial gain and commit fraud. Hackers and other threat actors often target company employees and contractors in an effort to compromise our IT systems and products using techniques such as email phishing, credential stuffing, password spraying and social engineering, which risk is heightened due to greater numbers of employees and contractors working remotely as a result of the “work from anywhere” movement. Furthermore, geopolitical tensions, such as the current conflict between Russia and Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks to exploit vulnerabilities in VMware systems. We may not be able to anticipate the techniques used in such attacks, as they change frequently and may not be recognized until launched or at all. If unauthorized access or sabotage remains undetected for an extended period of time, or if the source of an incident cannot be determined for an extended period of time, the effects of any such breach, incident or exploit could be exacerbated.
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
Our products and services are highly technical and complex and, when deployed, contain errors, defects or security vulnerabilities, some of which may not be discovered before or after a product or service has been released, installed and used by customers. The complexity and breadth of our technical and production environment, which involves multiple and dispersed product and engineering teams in different countries, including China, working on different product initiatives, increases the risk that vulnerabilities or defects are introduced into our products and services and may delay our ability to detect, mitigate or remediate such vulnerabilities. The need to coordinate with multiple parties in the supply chain when vulnerabilities are detected can also delay mitigation or remediation, thereby increasing risks to customers. Our internal logging, alerting, and cyber incident detection mechanisms may not cover every system potentially targeted by threat actors, may not have the capability to detect certain types of unauthorized activities, and may not capture and surface information sufficient to enable us to detect and take responsive action. In addition, our internal access control policies, mechanisms and training, including around credentials security and management, may not be effective in eradicating in all instances previously identified or known risks, particularly in scenarios where our credentials and related policies have been exposed or obtained externally. Employees or contractors have also bypassed our access control mechanisms and introduced vulnerabilities in, and enabled the exploitation of, our IT environments, our software products (and correspondingly our customers’ environments), and our subscription and SaaS offerings in the past and may do so in the future.
Security vulnerabilities in our IT environments, software products or customer environments, installation errors or misuse can also lead to increased cybersecurity risks for customers and partners, including unintended access to or exploitation of our products, which risks are exacerbated if customers fail to timely implement (or to implement at all) security recommendations and software updates that we and other IT vendors issue from time to time when significant issues have been identified. Undiscovered or unresolved vulnerabilities in our products or services could expose our customers to hackers, threat actors or other unscrupulous third parties who develop and deploy viruses, worms and other malicious software programs that could attack customers using our products or services. Further, our use of open-source software in our offerings can make our products and services vulnerable to additional security risks not posed by proprietary products.
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
As described in Note D (Litigation) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. In addition, we have already been, and may continue to be, subject to demands, claims and lawsuits arising out of Broadcom’s proposed acquisition of VMware. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, and cause us to incur significant expenses. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
Risks Related to Owning Our Common Stock
The MSD Stockholders and the SLP Stockholders have significant influence over us, and their interests may conflict with our interests and the interests of our other stockholders.
As a result of the Spin-Off, the MSD Stockholders and SLP Stockholders became direct beneficial holders of VMware with interests representing 40.0% and 9.9%, respectively, of our outstanding stock, based on the number of shares outstanding as of August 26, 2022. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 65.4% of Dell’s outstanding stock as of August 26, 2022. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
The price of our Common Stock has fluctuated significantly in recent years and may fluctuate significantly in the future.
The trading price of our Common Stock has fluctuated significantly in the past and could fluctuate substantially in the future, and stockholders’ investments in our stock could lose some or all of their value. The stock market in general and technology companies in particular have often experienced extreme price and volume fluctuations. Neither the MSD Stockholders nor the SLP Stockholders are restricted from selling their respective shares, and each is entitled to certain registration rights. If a significant number of these shares enters the public trading markets in a short period of time, the market price of our Common Stock may decline. Broad market and industry factors may also decrease the market price of our Common Stock, regardless of our actual operating performance. Additionally, fluctuations and declines in our stock price have been, and in the future may be, due to, among other reasons, the factors discussed in this Risk Factors section and elsewhere in this report, as well as:
•perceived progress, or lack thereof, in the satisfaction of conditions precedent to and speculation regarding the timing of the consummation of our acquisition by Broadcom;
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of July 29, 2022, goodwill and amortizable intangible assets were $9.6 billion and $589 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Social and ethical issues, including our ability to make progress on our ESG (environmental, social and governance) goals and commitments, may result in reputational harm and liability.
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
On October 7, 2021, our Board authorized the repurchase of up to $2.0 billion of Common Stock through the end of fiscal 2024, effective on November 1, 2021. As of July 29, 2022, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock during the three months ended July 29, 2022.

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

VMWARE, INC.
Dated:	September 2, 2022	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Chief Accounting Officer (Principal Accounting Officer)