Form 10-Q
period 2022-10-28
VMWARE, INC.
filed 2022-12-02
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of November 25, 2022, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 425,426,524.

VMware, Pivotal, Tanzu, Workspace ONE, Carbon Black, CloudHealth, VeloCloud, vRealize, vSphere, NSX and Nyansa are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Revenue(1):
License	$621	$710	$1,990	$2,093
Subscription and SaaS	988	820	2,830	2,336
Services	1,602	1,658	4,815	4,891
Total revenue	3,211	3,188	9,635	9,320
Operating expenses(2):
Cost of license revenue	39	37	113	111
Cost of subscription and SaaS revenue	196	175	583	502
Cost of services revenue	384	362	1,128	1,051
Research and development	832	768	2,409	2,251
Sales and marketing	1,081	1,011	3,216	2,993
General and administrative	289	316	815	808
Realignment	—	—	7	1
Operating income	390	519	1,364	1,603
Investment income	20	—	28	1
Interest expense	(77)	(74)	(222)	(173)
Other income (expense), net	(14)	12	(44)	(7)
Income before income tax	319	457	1,126	1,424
Income tax provision	88	59	306	190
Net income	$231	$398	$820	$1,234
Net income per weighted-average share, basic	$0.55	$0.95	$1.94	$2.94
Net income per weighted-average share, diluted	$0.54	$0.94	$1.93	$2.92
Weighted-average shares, basic	423,993	419,456	422,194	419,309
Weighted-average shares, diluted	426,328	421,763	424,490	422,201
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$287	$335	$977	$996
Subscription and SaaS	283	221	797	589
Services	627	644	1,901	1,838
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	7	5	18	16
Cost of services revenue	31	21	79	70
Research and development	163	125	441	402
Sales and marketing	104	74	278	227
General and administrative	43	33	124	97
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Net income	$231	$398	$820	$1,234
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $(1), $—, $(1) and $—	(4)	1	(9)	1
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $1, $—, $— and $—	4	(1)	1	1
Total other comprehensive income (loss)	—	—	(8)	2
Comprehensive income, net of taxes	$231	$398	$812	$1,236
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	October 28,	January 28,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$3,972	$3,614
Short-term investments	—	19
Accounts receivable, net of allowance of $10 and $10	1,909	2,297
Due from related parties	821	1,438
Other current assets	616	598
Total current assets	7,318	7,966
Property and equipment, net	1,597	1,461
Deferred tax assets	6,090	5,906
Intangible assets, net	526	714
Goodwill	9,598	9,598
Due from related parties	189	199
Other assets	2,808	2,832
Total assets	$28,126	$28,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$297	$234
Accrued expenses and other	2,566	2,806
Current portion of long-term debt	1,000	—
Unearned revenue	6,339	6,479
Due to related parties	201	132
Total current liabilities	10,403	9,651
Long-term debt	9,686	12,671
Unearned revenue	4,878	4,743
Income tax payable	260	242
Operating lease liabilities	849	927
Due to related parties	804	909
Other liabilities	440	409
Total liabilities	27,320	29,552
Contingencies (refer to Note D)
Stockholders’ equity (deficit):
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 424,613 and 418,808 shares	4	4
Additional paid-in capital	870	—
Accumulated other comprehensive loss	(13)	(5)
Accumulated deficit	(55)	(875)
Total stockholders’ equity (deficit)	806	(876)
Total liabilities and stockholders’ equity (deficit)	$28,126	$28,676
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 28,	October 29,
	2022	2021
Operating activities:
Net income	$820	$1,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	906	825
Stock-based compensation	941	813
Deferred income taxes, net	(181)	(92)
(Gain) loss on equity securities and disposition of assets, net	(11)	29
Other	6	6
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	384	247
Other current assets and other assets	(512)	(467)
Due from related parties	627	777
Accounts payable	48	87
Accrued expenses and other liabilities	(527)	(181)
Income taxes payable	208	24
Unearned revenue	(6)	(82)
Due to related parties	(36)	—
Net cash provided by operating activities	2,667	3,220
Investing activities:
Additions to property and equipment	(327)	(263)
Sales of investments in equity securities	20	68
Purchases of strategic investments	(11)	(7)
Proceeds from disposition of assets	91	5
Business combinations, net of cash acquired, and purchases of intangible assets	(4)	(15)
Net cash used in investing activities	(231)	(212)
Financing activities:
Proceeds from issuance of common stock	248	267
Proceeds from issuance of senior notes, net of issuance costs	—	5,944
Repayment of term loan	(2,000)	—
Repayment of note payable to Dell	—	(270)
Repurchase of common stock	(89)	(872)
Shares repurchased for tax withholdings on vesting of restricted stock	(253)	(291)
Principal payments on finance lease obligations	(4)	(3)
Net cash provided by (used in) financing activities	(2,098)	4,775
Net increase in cash, cash equivalents and restricted cash	338	7,783
Cash, cash equivalents and restricted cash at beginning of the period	3,663	4,770
Cash, cash equivalents and restricted cash at end of the period	$4,001	$12,553
Supplemental disclosures of cash flow information:
Cash paid for interest	$226	$146
Cash paid for taxes, net	278	276
Non-cash items:
Changes in capital additions, accrued but not paid	$23	$9
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

	Three Months Ended October 28, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value
Balance, July 29, 2022	423	$4	$435	$(286)	$(13)	$140
Proceeds from issuance of common stock	1	—	124	—	—	124
Issuance of restricted stock	1	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	(44)	—	—	(44)
Stock-based compensation	—	—	355	—	—	355
Net income	—	—	—	231	—	231
Balance, October 28, 2022	425	$4	$870	$(55)	$(13)	$806

	Nine Months Ended October 28, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, January 28, 2022	419	$4	$—	$(875)	$(5)	$(876)
Proceeds from issuance of common stock	3	—	248	—	—	248
Repurchase and retirement of common stock	(1)	—	(89)	—	—	(89)
Issuance of restricted stock	6	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	(252)	—	—	(252)
Stock-based compensation	—	—	963	—	—	963
Total other comprehensive loss	—	—	—	—	(8)	(8)
Net income	—	—	—	820	—	820
Balance, October 28, 2022	425	$4	$870	$(55)	$(13)	$806

	Three Months Ended October 29, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, July 30, 2021	112	$1	307	$3	$1,716	$7,903	$(3)	$9,620
Proceeds from issuance of common stock	1	—	—	—	128	—	—	128
Repurchase and retirement of common stock	(1)	—	—	—	(143)	—	—	(143)
Issuance of restricted stock	1	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	—	—	(42)	—	—	(42)
Stock-based compensation	—	—	—	—	264	—	—	264
Net income	—	—	—	—	—	398	—	398
Balance, October 29, 2021	112	$1	307	$3	$1,923	$8,301	$(3)	$10,225

	Nine Months Ended October 29, 2021
	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value	Shares	Par Value
Balance, January 29, 2021	112	$1	307	$3	$1,985	$7,067	$(5)	$9,051
Proceeds from issuance of common stock	3	—	—	—	267	—	—	267
Repurchase and retirement of common stock	(6)	—	—	—	(872)	—	—	(872)
Issuance of restricted stock	5	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	—	—	(284)	—	—	(284)
Stock-based compensation	—	—	—	—	827	—	—	827
Total other comprehensive income	—	—	—	—	—	—	2	2
Net income	—	—	—	—	—	1,234	—	1,234
Balance, October 29, 2021	112	$1	307	$3	$1,923	$8,301	$(3)	$10,225
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
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”). As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 39.9% and 9.9%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of October 28, 2022. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
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
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by VMware shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed-fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $40 million and $36 million as of October 28,

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
2022 and January 28, 2022, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services.
Customer Deposits
Purchased credits eligible for redemption of VMware’s hosted services (“cloud credits”) are included in customer deposits until the cloud credit is consumed or is contractually committed to a specific hosted service. Cloud credits are redeemable by the customer for the gross value of the hosted offering. Upon contractual commitment for a hosted service, the net value of the cloud credits that are expected to be recognized as revenue when the obligation is fulfilled will be classified as unearned revenue. Customer deposits also include prepayments from customers related to amounts received for contracts that include certain cancellation rights, such as termination for convenience clauses.
As of October 28, 2022, customer deposits related to customer prepayments and cloud credits of $558 million were included in accrued expenses and other, and $208 million were included in other liabilities on the condensed consolidated balance sheets. As of January 28, 2022, customer deposits related to customer prepayments and cloud credits of $470 million were included in accrued expenses and other, and $166 million were included in other liabilities on the condensed consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of October 28, 2022 and January 28, 2022 were $20 million and $17 million, respectively. Deferred commissions included in other assets were $1.3 billion and $1.2 billion as of October 28, 2022 and January 28, 2022, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $168 million and $469 million during the three and nine months ended October 28, 2022, respectively, and $130 million and $383 million during the three and nine months ended October 29, 2021, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 28,	January 28,
	2022	2022
Unearned license revenue	$28	$19
Unearned subscription and software-as-a-service (“SaaS”) revenue	3,197	2,669
Unearned software maintenance revenue	6,636	7,208
Unearned professional services revenue	1,356	1,326
Total unearned revenue	$11,217	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of October 28, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended October 28, 2022 were each $2.2 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the nine months ended October 28, 2022 were $6.5 billion and $6.6 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three and nine months ended October 29, 2021 was $2.1 billion and $6.1 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.

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
As of October 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $11.9 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
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
During the three and nine months ended October 28, 2022, revenue from Dell accounted for 37% and 38% of VMware’s consolidated revenue, respectively. During the three and nine months ended October 28, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 15% and 14% of total revenue from Dell, and 6% and 5% of VMware’s consolidated revenue.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 28,	October 29,	October 28,	October 29,	October 28,	January 28,
	2022	2021	2022	2021	2022	2022
Reseller revenue	$1,184	$1,183	$3,634	$3,380	$5,448	$5,550
Internal-use revenue	13	17	41	43	24	39
Customer deposits resulting from transactions with Dell were $303 million and $298 million as of October 28, 2022 and January 28, 2022, respectively.
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
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Purchases and leases of products and purchases of services(1)	$52	$57	$147	$164
Dell subsidiary support and administrative costs	1	8	6	32
(1) Amount includes indirect taxes that were remitted to Dell prior to the Spin-Off.
VMware also purchases Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $25 million and $20 million during the nine months ended October 28, 2022 and October 29, 2021, respectively, and were not material during each of the three months ended October 28, 2022 and October 29, 2021.

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
As of the periods presented, amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following (table in millions):

	October 28,	January 28,
	2022	2022
Due from related parties:
Current	$—	$6
Non-current	189	199
Due to related parties:
Current	$115	$61
Non-current	804	909
Amounts due to Dell pursuant to the Tax Matters Agreement primarily related to VMware’s estimated tax obligation resulting from the mandatory, one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) of $445 million and $504 million as of October 28, 2022 and January 28, 2022, respectively. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of October 28, 2022 over a period of three years. In addition, amounts due to Dell included uncertain tax positions of $282 million and $276 million as of October 28, 2022 and January 28, 2022, respectively.
During the three months ended October 28, 2022, no payments were received from nor made to Dell pursuant to the Tax Agreements. During the nine months ended October 28, 2022 payments received from Dell pursuant to the Tax Agreements were not material, and payments made to Dell were $59 million. Payments made to Dell pursuant to the Tax Agreements were $10 million and $96 million during the three and nine months ended October 29, 2021, respectively. Payments received from Dell pursuant to the Tax Agreements were $45 million during the nine months ended October 29, 2021.
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
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action and the Howarth Action into a single

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. On May 2, 2022, parties in the Lopez Action agreed to a settlement term sheet, which includes a $43 million settlement payment that will be fully funded by insurance. Accordingly, as of April 29, 2022, an estimated loss accrual of $43 million was recorded to accrued expenses and other on the condensed consolidated balance sheet, with a corresponding asset recorded to other current assets for the amount to be paid by insurance. During the three months ended October 28, 2022, a portion of the settlement for the Lopez Action was paid directly by the insurance provider, and the remaining balances included in other current assets and accrued expenses and other were each $31 million as of October 28, 2022. A trial for the Appraisal Action took place July 6 through July 12, 2022. A post-trial hearing is currently set for December 13, 2022. The Company is unable at this time to assess whether or to what extent it may be found liable in the Appraisal Action and, if found liable, what the damages may be and believes a loss is not probable and not reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks. On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents, and Cirba filed a counterclaim alleging infringement of an additional Cirba patent. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. VMware accrued a total of $237 million as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statements of income during the year ended January 31, 2020. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial and set aside the verdict and damages award (“Post-Trial Order”). Thereafter, all claims and counterclaims were consolidated into a single action for all purposes. The parties are entering the summary judgment and pre-trial preparation phase of the litigation, with trial currently set for April 2023. Separately, VMware filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. All of the challenges were granted and the status of the reviews are as follows: (i) one patent survived the ex parte reexam with all challenged claims remaining valid; (ii) one patent remains under ex parte reexam review following an initial office action wherein the examiner found all claims invalid; (iii) one patent was found invalid via an inter partes review via a Final Written Decision (which remains subject to appeal) issued by the Patent Trial and Appeal Board; and (iv) one patent is undergoing a post-grant review. As of January 29, 2021, the Company reassessed its estimated loss accrual based on the Post-Trial Order and determined that a loss was not probable and not reasonably estimable with respect to the consolidated action. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheets was derecognized, with the credit included in general and administrative expense on the consolidated statements of income during the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
In December 2019, the staff of the Enforcement Division of the SEC requested documents and information related to VMware’s backlog and associated accounting and disclosures. On September 12, 2022, the Company announced that it reached a settlement with the SEC to resolve a previously disclosed investigation related to the Company’s backlog disclosures in public filings for its 2019 and 2020 fiscal years, which ran from February 3, 2018 through January 31, 2020. Under the terms of the settlement, the Company agreed to pay an immaterial civil monetary penalty without admitting or denying the SEC’s findings, which relate to the Company's disclosures. The SEC Staff has confirmed that it does not intend to recommend enforcement action against any current or former VMware officers or other member of management in connection with the investigation, and this settlement concludes the matter. As a result of the settlement, until September 2025 the Company (i) no longer qualifies as a well-known seasoned issuer, (ii) is ineligible for certain private offering exemptions under the Securities Act and (iii) is unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.
On June 2, 2020, WSOU Investments LLC (doing business as Brazos Licensing & Development) (“WSOU”) filed four patent infringement lawsuits against VMware (also naming Dell and EMC) in the United States District Court for the Western District of Texas (the “Texas Court”), asserting one patent in each lawsuit. The Texas Court consolidated the four lawsuits for all purposes. During the course of the lawsuit, WSOU dropped one of the asserted patents, leaving three asserted patents. The parties are entering the summary judgment and pre-trial preparation stage of the case, with a jury trial currently scheduled to begin in February 2023. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and not reasonably estimable. The Company intends to vigorously defend against this matter.

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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of October 28, 2022, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	October 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$806	$(586)	$220
Customer relationships and customer lists	11.9	641	(359)	282
Trademarks and tradenames	6.8	69	(45)	24
Total definite-lived intangible assets		$1,516	$(990)	$526

	January 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$836	$(501)	$335
Customer relationships and customer lists	11.5	721	(376)	345
Trademarks and tradenames	7.7	131	(97)	34
Total definite-lived intangible assets		$1,688	$(974)	$714
Amortization expense on definite-lived intangible assets was $62 million and $192 million during the three and nine months ended October 28, 2022, respectively, and $75 million and $228 million during the three and nine months ended October 29, 2021, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Based on intangible assets recorded as of October 28, 2022, and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2023	$62
2024	202
2025	109
2026	69
2027	39
Thereafter	45
Total	$526
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Net income	$231	$398	$820	$1,234
Weighted-average shares, basic	423,993	419,456	422,194	419,309
Effect of other dilutive securities	2,335	2,307	2,296	2,892
Weighted-average shares, diluted	426,328	421,763	424,490	422,201
Net income per weighted-average share, basic	$0.55	$0.95	$1.94	$2.94
Net income per weighted-average share, diluted	$0.54	$0.94	$1.93	$2.92
The following table sets forth the weighted-average common share equivalents of Common Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Anti-dilutive securities:
Employee stock options	6	9	86	17
RSUs	601	181	653	311
Total	607	190	739	328
G. Realignment
During the second quarter of fiscal 2023, in response to Russian military actions in Ukraine, VMware approved a plan to cease business operations in Russia. As a result of this action, approximately 80 positions were eliminated during the second quarter of fiscal 2023. Related realignment expenses recognized on the condensed consolidated statements of income during the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
three and nine months ended October 28, 2022 were not significant and primarily included severance-related costs. Actions associated with this plan are expected to be substantially complete by the end of fiscal 2023.
H. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $4.0 billion and $3.6 billion as of October 28, 2022 and January 28, 2022, respectively. Cash equivalents were $3.3 billion as of October 28, 2022 and primarily consisted of money-market funds. Cash equivalents were $3.0 billion as of January 28, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $34 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	October 28,	January 28,
	2022	2022
Cash and cash equivalents	$3,972	$3,614
Restricted cash within other current assets	26	43
Restricted cash within other assets	3	6
Total cash, cash equivalents and restricted cash	$4,001	$3,663
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	October 28,	January 28,	Effective Interest Rate
	2022	2022
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(13)	(15)
Less: unamortized debt issuance costs	(50)	(61)
Net carrying amount	$9,187	$9,174
Current portion of long-term debt	$1,000	$—
Long-term debt	8,187	9,174
Beginning on February 15, 2022, interest on the 2021 Senior Notes became payable semiannually in arrears, on February 15 and August 15 of each year. Beginning on November 15, 2020, interest on the 2020 Senior Notes became payable semiannually in arrears, on May 15 and November 15 of each year. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Beginning on February 21, 2018, interest on the 2017 Senior Notes became payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $60 million and $183 million during the three and nine months ended October 28, 2022, respectively, and $72 million and $169 million during the three and nine months ended October 29, 2021, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
The future principal payments for the Senior Notes as of October 28, 2022 were as follows (amounts in millions):

Remainder of 2023	$—
2024	1,000
2025	1,250
2026	750
2027	1,500
Thereafter	4,750
Total	$9,250

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). The Company drew down an aggregate of $4.0 billion on November 1, 2021 and has since repaid $500 million on October 11, 2022, $750 million on July 6, 2022, $750 million on April 4, 2022 and $500 million on January 25, 2022. As of October 28, 2022 and January 28, 2022, the outstanding balance on the 2021 Term Loan of $1.5 billion and $3.5 billion, net of unamortized debt issuance costs, respectively, was included in long-term debt on the condensed consolidated balance sheets. As of October 28, 2022, the weighted-average interest rate on the outstanding 2021 Term Loan was 4.19%.
The 2021 Term Loan contains certain representations, warranties and covenants. Interest expense for the 2021 Term Loan, including amortization of issuance costs, was $17 million and $39 million during the three and nine months ended October 28, 2022, respectively.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of October 28, 2022 and January 28, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during each of the three and nine months ended October 28, 2022 and October 29, 2021, respectively.
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	October 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$3,283	$—	$3,283
Time deposits(1)	—	13	13
Total cash equivalents	$3,283	$13	$3,296

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	January 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	34	34
Total cash equivalents	$2,998	$34	$3,032
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.1 billion and $9.3 billion as of October 28, 2022 and January 28, 2022, respectively. The fair value of the 2021 Term Loan approximated its carrying value as of October 28, 2022 and January 28, 2022. Fair value for each of the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a non-qualified deferred compensation plan (the “NQDC Program”) for eligible employees, which allows participants to defer payment of part or all of their compensation. There is no net impact to the condensed consolidated statements of income under the NQDC Program since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with the NQDC Program have not been included in the above tables. Assets associated with the NQDC Program were the same as the liabilities at $156 million and $162 million as of October 28, 2022 and January 28, 2022, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with the NQDC Program included in accrued expenses and other on the condensed consolidated balance sheets were not material and $16 million as of October 28, 2022 and January 28, 2022, respectively. Liabilities associated with the NQDC Program included in other liabilities on the condensed consolidated balance sheets were $142 million and $146 million as of October 28, 2022 and January 28, 2022, respectively.
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
The carrying value at the time of sale for the investment sold during the three and nine months ended October 29, 2021 was $38 million and $75 million, respectively. The gain or loss recognized on the investments sold during the three months ended October 29, 2021, as well as the nine months ended October 28, 2022 and October 29, 2021, was not significant. During the three and nine months ended October 29, 2021, VMware recognized unrealized losses of $11 million and $30 million, respectively, on the investment still held as of October 29, 2021. All gains and losses on the investment, whether realized or unrealized, are recognized in other income (expense), net on the condensed consolidated statements of income.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. The carrying value of investments in privately held companies is measured at cost, less impairment, if any, adjusted upward or downward for observable price changes in orderly transactions for the identical or a similar security of the same issuer. As of October 28, 2022 and January 28, 2022, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $92 million and $163 million, respectively, and were included in other assets on the condensed consolidated balance sheets.
During the nine months ended October 28, 2022, VMware sold certain investments in privately held companies which had an aggregate carrying value at the time of sale of $88 million and the loss recognized on these investments was not significant. During the three and nine months ended October 28, 2022, for securities still held as of October 28, 2022, gross upward and downward adjustments were not significant. During the three and nine months ended October 29, 2021, for securities still held as of October 29, 2021, gross upward adjustments were $21 million and $32 million, respectively, and gross downward adjustments were not significant.

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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and nine months ended October 28, 2022 and October 29, 2021, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of October 28, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $176 million and $642 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 28, 2022 and January 28, 2022.
During the three and nine months ended October 28, 2022 and October 29, 2021, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of October 28, 2022 and January 28, 2022, outstanding forward contracts had a total notional value of $862 million and $1.5 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of October 28, 2022 and January 28, 2022.
Gains related to the settlement of forward contracts were $37 million and $93 million during the three and nine months ended October 28, 2022, respectively. Gains related to the settlement of forward contracts were $11 million and $27 million during the three and nine months ended October 29, 2021, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net losses that were not significant and $29 million during the three and nine months ended October 28, 2022, respectively, and were not significant during the three and nine months ended October 29, 2021. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
L. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 24 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Operating lease expense	$48	$48	$147	$144
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2	5	5
Interest on lease liabilities	—	—	1	1
Total finance lease expense	2	2	6	6
Short-term lease expense	—	—	—	1
Variable lease expense	8	8	24	23
Total lease expense	$58	$58	$177	$174
Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain of its leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three months ended October 28, 2022 and October 29, 2021, and was not significant and $16 million during the nine months ended October 28, 2022 and October 29, 2021, respectively.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Nine Months Ended
	October 28,	October 29,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$130	$129
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	4	3
ROU assets obtained in exchange for lease liabilities:
Operating leases	$58	$124
Finance leases	1	—
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	October 28, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$998	$43

Lease liabilities, current(2)	$140	$6
Lease liabilities, non-current(3)	849	36
Total lease liabilities	$989	$42

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

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
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	October 28,	January 28,
	2022	2022
Weighted-average remaining lease term (in years)
Operating leases	11.9	11.9
Finance leases	6.4	7.3
Weighted-average discount rate
Operating leases	3.4%	3.2%
Finance leases	2.9%	2.9%
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of October 28, 2022 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2023	$46	$2
2024	166	7
2025	125	6
2026	123	7
2027	105	7
Thereafter	685	17
Total future minimum lease payments	1,250	46
Less: Imputed interest	(261)	(4)
Total lease liabilities(1)	$989	$42
(1) Total lease liabilities as of October 28, 2022 excluded legally binding lease payments for leases signed but not yet commenced of $53 million.
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
On October 7, 2021, VMware authorized a new repurchase program of up to $2.0 billion of Common Stock through the end of fiscal 2024, effective on November 1, 2021. As of October 28, 2022, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with its entry into the Merger Agreement, VMware suspended its stock repurchase program during the second quarter of fiscal 2023.
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Aggregate purchase price	$—	$143	$89	$872
Common Stock repurchased	—	956	803	5,699
Weighted-average price per share	$—	$149.61	$111.33	$153.07
VMware Restricted Stock
VMware’s restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Common Stock.
VMware’s restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and, in certain cases, a time- or market-based vesting component. Upon vesting, PSU awards convert into VMware’s Common Stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance- or market-based target designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity since January 28, 2022 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 28, 2022	23,002	$123.06
Granted	11,011	114.68
Vested	(6,108)	123.86
Forfeited	(3,184)	123.18
Outstanding, October 28, 2022	24,721	119.12
The aggregate vesting date fair value of VMware’s restricted stock that vested during the nine months ended October 28, 2022 was $724 million. As of October 28, 2022, restricted stock representing 24.7 million shares of VMware’s Common Stock were outstanding, with an aggregate intrinsic value of $2.8 billion based on VMware’s closing stock price as of October 28, 2022.
VMware Employee Stock Purchase Plan
In connection with its entry into the Merger Agreement, VMware suspended its 2007 Employee Stock Purchase Plan effective September 1, 2022.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Net Excess Tax Benefits and Tax Deficiencies
Net excess tax benefits and tax deficiencies recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income. Net tax deficiencies recognized during the three and nine months ended October 28, 2022 were not significant. During the three and nine months ended October 29, 2021, net excess tax benefits were not material and $19 million, respectively.
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Revenue:
License	$621	$710	$1,990	$2,093
Subscription and SaaS	988	820	2,830	2,336
Total license and subscription and SaaS	1,609	1,530	4,820	4,429
Services:
Software maintenance	1,298	1,354	3,907	4,011
Professional services	304	304	908	880
Total services	1,602	1,658	4,815	4,891
Total revenue	$3,211	$3,188	$9,635	$9,320
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
United States	$1,614	$1,582	$4,780	$4,587
International	1,597	1,606	4,855	4,733
Total	$3,211	$3,188	$9,635	$9,320
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during the three and nine months ended October 28, 2022 and October 29, 2021.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	October 28,	January 28,
	2022	2022
United States	$859	$882
International	260	241
Total	$1,119	$1,123

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of October 28, 2022, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 13% of these assets. No individual country other than the U.S. accounted for 10% or more of these assets as of January 28, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of October 28, 2022 should be read in conjunction with our consolidated financial statements for the year ended January 28, 2022 contained in our Annual Report on Form 10-K filed on March 24, 2022.
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
During the nine months ended October 28, 2022, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. We expect this trend to continue, and as a result, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As this trend continues, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth in the current portion of our remaining performance obligations, will become better indicators of our future growth prospects. In addition, we expect our operating margin to be negatively impacted in fiscal 2023 as a result of our incremental investment in our subscription and SaaS portfolio.
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

The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by VMware shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
Business Operations in Russia
In response to Russian military actions in Ukraine, we suspended sales and services in Russia and Belarus, including support on existing contracts and professional services in the first quarter of fiscal 2023. Furthermore, the United States (“U.S.”) and other countries have imposed sanctions on Russia that have impacted our future revenue streams from affected customers. During the second quarter of fiscal 2023, we ceased our business operations in Russia entirely.
The impact of these events on our condensed consolidated financial statements during the nine months ended October 28, 2022 was not material as a percentage of total consolidated revenue, and we do not expect the impact to be material in future periods. We do not expect the cessation of business operations will have an impact on our existing contracts with customers in Russia and Belarus if U.S. and international restrictions and sanctions are lifted. We continue to closely monitor the ongoing situation in Russia and Belarus.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
License	$621	$710	$(89)	(13)%	$1,990	$2,093	$(104)	(5)%
Subscription and SaaS	988	820	168	20	2,830	2,336	493	21
Total license and subscription and SaaS	1,609	1,530	79	5	4,820	4,429	390	9
Services:
Software maintenance	1,298	1,354	(56)	(4)	3,907	4,011	(104)	(3)
Professional services	304	304	—	—	908	880	30	3
Total services	1,602	1,658	(56)	(3)	4,815	4,891	(74)	(2)
Total revenue	$3,211	$3,188	$23	1	$9,635	$9,320	$316	3

Revenue:
United States	$1,614	$1,582	$33	2%	$4,780	$4,587	$194	4%
International	1,597	1,606	(9)	(1)	4,855	4,733	122	3
Total revenue	$3,211	$3,188	$23	1	$9,635	$9,320	$316	3
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
Furthermore, during the three months ended October 28, 2022, we introduced termination for convenience (“TFC”) clauses with respect to term license offerings in certain EAs. Revenue on such term license offerings subject to TFC clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination. Although the impact of sales of term license offerings subject to TFC clauses was not significant to license revenue recognized on our condensed consolidated financial statements during the three months ended October 28, 2022, any concentration of such sales in any given future period could have a material negative impact on our license revenue in such future periods.
License Revenue
License revenue decreased during the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021, largely due to increased sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses, as we continue to transition our portfolio from a perpetual license model to subscription and SaaS offerings.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021, primarily due to increased sales of our Workspace ONE, vRealize Cloud Management, VMware Cloud on AWS and other major hyperscalers, and VMware Tanzu offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms and any applicable TFC clauses are not exercised, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $4.1 billion as of October 28, 2022 and $3.3 billion as of October 29, 2021.
Services Revenue
Software maintenance revenue decreased during the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021, largely due to the continued shift in demand from our on-premises licenses sold with the associated software maintenance to cloud-based solutions. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services remained flat during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. Professional services revenue increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. Services we provide through our consultants and technical account managers, and our continued focus on solution deployments, including our networking, security, cloud management and digital workspace offerings, contributed to the increase in professional services revenue. Our professional services revenue may vary, as we continue to enable our partners to deliver professional services for our solutions. Further, the timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	October 28,	January 28,
	2022	2022
Unearned license revenue	$28	$19
Unearned subscription and SaaS revenue	3,197	2,669
Unearned software maintenance revenue	6,636	7,208
Unearned professional services revenue	1,356	1,326
Total unearned revenue	$11,217	$11,222

Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of October 28, 2022 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of October 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $11.9 billion, of which approximately 56% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of October 28, 2022, our total backlog was $85 million, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to license was not material as of October 28, 2022. For our backlog related to licenses, we generally expect to deliver and recognize revenue during the following quarter. Backlog totaling $35 million as of October 28, 2022 was excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of license revenue, cost of subscription and SaaS revenue, cost of services revenue and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in headcount and salaries across most of our income statement expense categories during the three and nine months ended October 28, 2022.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of license revenue	$39	$37	$2	5%	$112	$110	$1	1%
Stock-based compensation	—	—	—	41	1	1	—	—
Total expenses	$39	$37	$2	6	$113	$111	$1	1
% of License revenue	6%	5%			6%	5%

Cost of license revenue remained relatively flat during the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of subscription and SaaS revenue	$189	$170	$19	11%	$565	$486	$79	16%
Stock-based compensation	7	5	2	45	18	16	2	14
Total expenses	$196	$175	$21	12	$583	$502	$81	16
% of Subscription and SaaS revenue	20%	21%			21%	21%
Cost of subscription and SaaS revenue increased during the three months ended October 28, 2022 compared to the three months ended October 29, 2021, primarily driven by an increase in costs associated with hosted services that support our SaaS offerings.
Cost of subscription and SaaS revenue increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $53 million and growth in cash-based employee-related cost of $23 million, which was primarily driven by incremental growth in headcount. In addition, the increase was driven by increased equipment and depreciation of $16 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Cost of services revenue	$353	$341	$12	4%	$1,049	$981	$68	7%
Stock-based compensation	31	21	9	43	79	70	9	12
Total expenses	$384	$362	$22	6	$1,128	$1,051	$77	7
% of Services revenue	24%	22%			23%	21%
Cost of services revenue increased during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. The increase was primarily due to growth in cash-based employee-related expenses, primarily driven by incremental growth in headcount and salaries.
Cost of services revenue increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $44 million, primarily driven by incremental growth in headcount and salaries, as well as increased travel-related expenses, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic.

Research and Development Expenses
Research and development expenses include personnel and related overhead costs associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Research and development	$669	$643	$25	4%	$1,968	$1,849	$119	6%
Stock-based compensation	163	125	38	31	441	402	39	10
Total expenses	$832	$768	$63	8	$2,409	$2,251	$158	7
% of Total revenue	26%	24%			25%	24%
Research and development expenses increased during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. The increase was primarily due to increased stock-based compensation expense of $38 million, primarily driven by increased restricted stock unit (“RSU”) awards granted to our employees, and increased cash-based employee-related expenses of $32 million, primarily driven by an increase in headcount and salaries. The increases was partially offset by increased capitalized internal-use software development costs.
Research and development expenses increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. The increase was primarily due to growth in cash-based employee-related expenses of $113 million, primarily driven by incremental growth in headcount and salaries. The increase was also driven by increased stock-based compensation expense of $39 million, primarily driven by increased RSU awards granted to our employees, and increased equipment, depreciation and facilities-related costs of $32 million. These increases were partially offset by increased capitalized internal-use software development costs of $50 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Sales and marketing	$977	$937	$42	5%	$2,938	$2,766	$175	6%
Stock-based compensation	104	74	30	40	278	227	51	22
Total expenses	$1,081	$1,011	$72	7	$3,216	$2,993	$225	8
% of Total revenue	34%	32%			33%	32%
Sales and marketing expenses increased during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. The increase was primarily driven by increased stock-based compensation of $30 million, primarily driven by increased RSU awards granted to our employees, and higher commission costs of $23 million resulting from increased sales volume. The increase was also driven by increased travel-related expenses of $15 million, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic.
Sales and marketing expenses increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. The increase was primarily due to higher commission costs of $60 million, resulting from increased sales volume, and increased stock-based compensation of $51 million, primarily driven by increased RSU awards granted to our employees. The increase was also driven by increased travel-related expenses of $50 million, primarily resulting from lifted travel restrictions previously imposed in response to the COVID-19 pandemic, as well as an increase in cash-based employee-related expenses of $38 million, primarily driven by incremental growth in headcount and salaries, and increased equipment, depreciation and facilities-related costs of $22 million.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
General and administrative	$246	$283	$(38)	(13)%	$691	$711	$(20)	(3)%
Stock-based compensation	43	33	10	31	124	97	27	28
Total expenses	$289	$316	$(28)	(9)	$815	$808	$7	1
% of Total revenue	9%	10%			8%	9%
General and administrative expenses decreased during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. The decrease was primarily driven by the absence of certain costs incurred related to the Spin-Off, such as legal and advisory fees of $66 million recognized during the three months ended October 29, 2021. The decrease was offset in part by certain merger-related costs, such as legal and advisory fees, recognized during the three months ended October 29, 2022 related to our pending acquisition by Broadcom.
General and administrative expenses increased slightly during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021. The increase was primarily driven by increased stock-based compensation of $27 million, primarily driven by increased RSU awards granted to our employees as well as increased cash-based employee-related expenses of $20 million, largely driven by an increase in headcount and salaries. The increase was also driven by third-party professional services costs of $15 million and certain merger-related costs, such as legal and advisory fees, recognized during the nine months ended October 28, 2022 related to our pending acquisition by Broadcom. These increases were partially offset by the absence of certain costs incurred related to the Spin-Off, such as legal and advisory fees, of $72 million recognized during the nine months ended October 29, 2021.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Interest expense	$77	$74	$4	5%	$222	$173	$49	28%
% of Total revenue	2%	2%			2%	2%
Interest expense remained relatively flat during the three months ended October 28, 2022 compared to the three months ended October 29, 2021. Interest expense increased during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021, primarily driven by the five series of unsecured senior notes issued during the third quarter of fiscal 2022 (the “2021 Senior Notes”) in the aggregate principal amount of $6.0 billion. We expect the annual interest expense associated with the 2021 Senior Notes to be approximately $100 million.
The increase in interest expense during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021 was also driven by the senior unsecured term loan facility on which we drew down on November 1, 2021. Interest expense on the term loan facility was $39 million during the nine months ended October 28, 2022.
Refer to Note I to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Company’s outstanding indebtedness.

Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Nine Months Ended
	October 28,	October 29,			October 28,	October 29,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Other income (expense), net	$(14)	$12	$(24)	(221)%	$(44)	$(7)	$(35)	(406)%
% of Total revenue	—%	—%			—%	—%
The change in other income (expense), net during the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021 was primarily driven by net losses, whether realized or unrealized, on our investments in equity securities, as well as net gains on foreign currency exchange.
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
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Income tax provision	$88	$59	$306	$190
Effective income tax rate	27.6%	12.9%	27.2%	13.3%
Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate for the three and nine months ended October 28, 2022 compared to the three and nine months ended October 29, 2021 was primarily driven by a higher estimated annual income tax rate for fiscal 2023 due to the increase in global intangible low-taxed income (“GILTI”) from the impacts of Internal Revenue Code Section 174 research and development expense capitalization, which was part of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) and became effective beginning in fiscal 2023. As we record impacts of GILTI as a period cost, the capitalization of foreign research and experimental costs in GILTI increases our provision for income taxes. In addition, the increase in our effective income tax rate during the nine months ended October 28, 2022 was also driven by the discrete tax impact related to our book and tax basis difference on our investment in equity securities, which provided a discrete tax expense that was not significant during the nine months ended October 28, 2022, as compared to a discrete tax benefit of $28 million recognized during the nine months ended October 29, 2021. The increase in our effective income tax rate was also driven by net tax deficiencies recognized in connection with stock-based awards, which were not significant during the nine months ended October 28, 2022, compared to net excess tax benefits of $19 million recognized during the nine months ended October 29, 2021.
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
The Inflation Reduction Act (the “IRA”) was enacted in August 2022, and it will be effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies. We will continue to evaluate the impact to us as further guidance becomes available.
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
During the three and nine months ended October 28, 2022, revenue from Dell accounted for 37% and 38% of our consolidated revenue, respectively. During the three and nine months ended October 28, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 15% and 14% of total revenue from Dell, and 6% and 5%of our consolidated revenue.
During the three and nine months ended October 29, 2021, revenue from Dell accounted for 38% and 37% of our consolidated revenue, respectively. During each of the three and nine months ended October 29, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, respectively, and 5% of our consolidated revenue.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts				Unearned Revenue
	Three Months Ended		Nine Months Ended		As of
	October 28,	October 29,	October 28,	October 29,	October 28,	January 28,
	2022	2021	2022	2021	2022	2022
Reseller revenue	$1,184	$1,183	$3,634	$3,380	$5,448	$5,550
Internal-use revenue	13	17	41	43	24	39
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.

Customer deposits resulting from transactions with Dell were $303 million and $298 million as of October 28, 2022 and January 28, 2022, respectively.
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
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Nine Months Ended
	October 28,	October 29,	October 28,	October 29,
	2022	2021	2022	2021
Purchases and leases of products and purchases of services(1)	$52	$57	$147	$164
Dell subsidiary support and administrative costs	1	8	6	32
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
We also purchase Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $25 million and $20 million during the nine months ended October 28, 2022 and October 29, 2021, respectively, and were not material during each of the three months ended October 28, 2022 and October 29, 2021.
Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	October 28,	January 28,
	2022	2022
Cash and cash equivalents	$3,972	$3,614
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$3,972	$3,633
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
The 2017 Tax Act imposed a one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of October 28, 2022 was $445 million, which we expect to pay over the next three years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the Tax Agreements, as defined in Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Nine Months Ended
	October 28,	October 29,
	2022	2021
Net cash provided by (used in):
Operating activities	$2,667	$3,220
Investing activities	(231)	(212)
Financing activities	(2,098)	4,775
Net increase in cash, cash equivalents and restricted cash	$338	$7,783
Operating Activities
Cash provided by operating activities decreased by $553 million during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries, as well as higher cash outflows related to operating expenses, and interest on our unsecured senior notes and term loan facility. These increases were offset in part by increased cash collections during the nine months ended October 28, 2022.
Investing Activities
Cash used in investing activities increased by $19 million during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021, primarily driven by an increase in additions to property and equipment and a decrease in sales of investments in equity securities. This was offset in part by an increase in proceeds from the disposition of assets.
Financing Activities
Cash used in financing activities increased by $6,873 million during the nine months ended October 28, 2022 compared to the nine months ended October 29, 2021, primarily driven by the absence of net cash proceeds received from the issuance of senior notes of $6.0 billion during the nine months ended October 29, 2021 and the repayment of $2.0 billion towards our senior unsecured term loan facility during the nine months ended October 28, 2022. This increase was offset in part by a decrease of $783 million in cash used for repurchases of shares of our common stock during the nine months ended October 28, 2022, which resulted from the suspension of our stock repurchase program in connection with our entry into the Merger

Agreement during the second quarter of fiscal 2023. In addition, we repaid our outstanding notes payable to Dell of $270 million during the nine months ended October 29, 2021.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregated carrying value of $9.2 billion as of October 28, 2022. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During the nine months ended October 28, 2022 and October 29, 2021, interest paid for the Senior Notes was $184 million and $139 million, respectively.
Senior Unsecured Term Loan Facility
During the third quarter of 2023, we repaid $500 million of our five-year senior unsecured term loan facility. As of October 28, 2022, the outstanding balance was $1.5 billion. During the nine months ended October 28, 2022, interest paid for the term loan facilities was $37 million.
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
In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock during the second and third quarter of fiscal 2023. Refer to Note M to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for stock repurchase authorizations approved by our board of directors during the periods presented.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; the expected timing and completion of the proposed transaction with Broadcom; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell following completion of the Spin-Off; our plans to repay our outstanding indebtedness; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the nine months ended October 28, 2022. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 24, 2022 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended October 28, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•The pendency and outcome of legal proceedings that have been and may in the future be instituted against us, our directors, executive officers and others relating to the proposed transaction; and
•The pursuit of the transaction and planning for the integration has placed and may continue to place a significant burden on management and other internal resources, and the diversion of management’s attention away from day-to-day business concerns and other opportunities that may have been beneficial to us could adversely affect our business, financial condition and operating results.
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
Before the transaction may be completed, various consents, clearances, approvals, authorizations and declarations of non-objection, or expiration of waiting periods (or extensions thereof), must be obtained from certain regulatory and governmental authorities in the U.S., in the European Union and in certain other jurisdictions. In addition, the transaction may be reviewed under antitrust statutes or foreign direct investment regimes of other governmental authorities, including U.S. state laws.
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
A significant portion of our revenue is derived, and will for the foreseeable future continue to be derived, from our data center virtualization products. As more businesses achieve high levels of virtualization in their data centers, the market for our vSphere product continues to mature. Additionally, as businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads off-premises and are increasingly shifting some of their existing and many of their new workloads to public cloud providers, thereby limiting growth and potentially reducing the market for on-premises deployments of vSphere. Although sales of vSphere have declined as a portion of our overall business and we expect this trend to continue, vSphere remains key to our future growth as it serves as the foundation for our SDDC, network virtualization and subscription and SaaS offerings. Although we have launched, and are continuing to develop, products to extend our vSphere-based SDDC offerings to the public cloud, due to our product concentration, a significant decrease in demand for our server virtualization products would adversely affect our operating results.
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
Additionally, our subscription and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services, and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VCPP partners to maintain continuous service availability and protect customer data on their services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions (including as a result of climate change), data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our subscription and SaaS offerings would be impaired.

Our success depends upon our ability to adapt our business and pricing models to a subscription and SaaS model appropriately.
We continue to transition our portfolio from a perpetual license model to subscription and SaaS offerings. During this transition, we are recognizing less revenue up front than we would otherwise recognize under the license agreements through which we have typically sold our established offerings. Additionally, in order to provide customers flexibility, we offer one- and three-year term licenses for certain portions of our portfolio, which have certain characteristics that are similar to subscription products but are accounted for as license and services revenue. Furthermore, during the third quarter of fiscal 2023, we introduced termination for convenience (“TFC”) clauses with respect to term license offerings in certain enterprise agreements (“EAs”). Revenue from such term license offerings subject to TFC clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination. Our transition to these term licenses and subscription and SaaS offerings involves various risks that may negatively affect our operating results, including:
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
•As customers transition to our subscription and SaaS products and services, our revenue and license revenue growth rates have been and may in the future be adversely impacted during the period of transition when we recognize less revenue up front than we would otherwise recognize as part of perpetual license contracts. For example, effective with the fourth quarter of fiscal 2020, we commenced reporting revenue from our subscription and SaaS as a separate revenue line item, breaking out components that had previously been included in our license revenue and services revenue and prior period amounts were reclassified to conform with this presentation. As a result, the rate of growth in our license revenue, which was previously viewed as a leading indicator of our business performance, as well as our software maintenance revenue and deferred revenue were negatively impacted. At the same time, growth in subscription and SaaS revenue may not appear as robust because such revenue is recognized ratably over time as customers consume our subscription-based products.
•Inclusion of the TFC clauses with respect to term license offerings in certain EAs adds uncertainty to our ability to forecast license revenue in any particular period, could significantly increase our customer deposit liability balance in future periods and could cause results in a given period to materially differ from those in prior periods. If a concentration of customers exercise their rights under these TFC clauses in any given period, our subscription and SaaS revenue, subscription and SaaS ARR and cash flow results could be materially negatively impacted.
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
•As we offer more services that depend on converting users of free services to premium services and purchasers of our on-premises products to our SaaS offerings, our ability to maintain, improve and predict conversion rates will become more important.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off-premises. A significant percentage of new application development is happening in the public cloud, with providers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Solution by CloudSimple), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers are delivering hybrid cloud hardware solutions with their distributed cloud management. In fiscal 2019, we extended our collaboration with AWS to include VMware Cloud on AWS Outposts. Many public cloud infrastructure providers have also entered into strategic partnerships with mobile telecommunications network providers to jointly embed distributed cloud infrastructure and management tools into 5G mobile networks. To the extent customers and partners, including service providers, choose to operate native cloud environments (or similar non-VMware environments, such as Azure Stack or AWS-managed AWS Outposts) in their data centers in lieu of purchasing VMware’s on-premises and hybrid and multi-cloud products, our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. In the case of AWS, Azure and Google Cloud, these PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and DevSecOps (or development, security and operations) practices. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation, that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
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
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. For example, Google Cloud is a member of the CrowdXDR Alliance, a CrowdStrike initiative competitive with VMware security offerings that also includes other VMware partners such as Zscaler. These alliances may result in more compelling product and service offerings than those we offer.
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
Reliance on our relationship with Dell. During the nine months ended October 28, 2022, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 25% of our total revenue during the nine months ended October 28, 2022. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
Acquisitions and divestitures could materially harm our business and operating results.
We have acquired in the past, and may acquire in the future, other businesses, products or technologies. We also sell or divest businesses, products and technologies from time to time. Acquisitions and divestitures involve significant risks and uncertainties, including:
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
Sales via our various route-to-market relationships with Dell accounted for 38% of our consolidated revenue during the nine months ended October 28, 2022, and transactions where Dell acted as an OEM accounted for 14% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.

Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the nine months ended October 28, 2022. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
The evolution of our business requires more complex go-to-market strategies, which involve significant risk.
Our increasing focus on developing and marketing IT management and automation and IaaS offerings (including software-defined networking, VCPP-integrated virtual desktop and mobile device, multi-cloud and SaaS) that enable customers to transform their IT systems requires a greater focus on marketing and selling product suites and more holistic solutions, rather than selling on a product-by-product basis. Consequently, we have developed, and must continue to develop, new strategies for marketing and selling our offerings. In addition, marketing and selling new technologies to enterprises requires us to invest significant time and resources to educate customers on the benefits of our offerings. These investments can be costly and educating our sales force can distract from their efforts to sell existing products and services. Additionally, from time to time, we reorganize our go-to-market teams to increase efficiencies and improve customer coverage, but these reorganizations can cause short-term disruptions that may negatively impact sales over one or more fiscal periods. Further, upon entering into new industry segments, we may choose to go to market with third-party manufactured hardware appliances that are integrated with our software—as we did when we entered into the SD-WAN space through our acquisitions of VeloCloud Networks, Inc. and Nyansa, Inc.—which requires us to rapidly develop, deploy and scale new hardware procurement, supply chain and inventory management processes and product support services and integrate them into our ongoing business systems and controls. Similarly, our launches of managed subscription services, such as VMware Cloud on AWS and VMware Cloud on Dell EMC, required us to implement new methods to deliver and monitor end user services and adjust our model for releasing product upgrades. As our customers increasingly shift from one-time purchases of perpetual software licenses to purchasing our software via more subscription and SaaS-based programs, our go-to-market teams will need to alter their outreach to customers to support ongoing consumption of our offerings, and we will need to appropriately adjust the variable compensation programs we use to incentivize our sales teams. If we fail to successfully adjust, develop and implement effective go-to-market strategies, our financial results may be materially adversely impacted.
We may not be able to respond to rapid technological changes with new solutions and services offerings.
The industries in which we compete are characterized by rapid, complex and disruptive changes in technology, customer demands and industry standards that could make it difficult for us to effectively compete and cause our existing and future software solutions to become obsolete and unmarketable. Our ability to react quickly to new technology trends—such as cloud computing, which is disrupting the ways businesses consume, manage and provide physical IT resources, applications, data and IT services—and customer requirements is negatively impacted by the length of some of our development cycles for new and enhanced products and services, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability and maintain their compatibility with IT resources, such as public clouds, utilized by our customers while sustaining and enhancing product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions to take full advantage of substantial new capabilities, which may subdue initial demand for the new versions or depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments—in applications, networking or security, for example—or in ways that are compelling to customers, our ability to retain or increase market share and revenue could be materially adversely affected. We may also fail to adequately anticipate the commercialization of emerging technologies, such as blockchain, and the development of new markets and applications for our technology, such as edge computing, and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
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
•regional impacts of climate change, which increase the risk of extreme weather events, wildfire and drought that can impact local infrastructure such as the reliability of local electrical grids and telecommunications;
•economic or political instability, military actions or armed conflict, such as the Russian invasion of Ukraine, in locations where we have employees, partners or customers, and uncertainty about or changes in government and trade relationships, policies, and treaties that could adversely affect the ability of U.S.-based companies to conduct business in non-U.S. geographies, such as in the U.K. where Brexit created regulatory uncertainty; and
•legal risks, particularly in emerging markets, relating to compliance with U.S. exchange control requirements and international and U.S. anti-corruption laws and associated exposure to significant fines, penalties and reputational harm.
Our failure to manage any of these risks successfully could negatively affect our reputation and materially adversely affect our operating results.
Russia’s military actions in Ukraine have affected and may continue to affect our business.
In response to Russian military actions in Ukraine, we ceased business operations in Russia and suspended business operations in Belarus, including with respect to sales, support on existing contracts and professional services in both countries. Furthermore, the sanctions imposed by the U.S. and other countries in connection with the Russian invasion of Ukraine include restrictions on selling or importing goods, services or technology in or from affected regions and travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations in Russia. Sanctions imposed on Russia and our suspension of business operations in Russia could impact the fulfillment of existing orders, future revenue streams from impacted customers and the recoverability of certain financial assets. It is not possible to predict the broader consequences of this conflict, which have included and could in the future include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on the global economy.
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
For example, the COVID-19 pandemic depressed economic activity worldwide, and the timing and strength of economic recoveries is highly uncertain and likely to vary significantly by region. While the COVID-19 pandemic, including the dangers posed by COVID-19 variants, has not had a material adverse financial impact on our operations to date, we have observed negative impacts on our sales and our financial results from, and there continues to be significant uncertainty regarding, the economic effects of the COVID-19 pandemic. For example, during much of fiscal 2021, we saw delays in customers’ large transformative on-premises projects that we believe were largely due to COVID-19, which negatively impacted our product sales. Accordingly, should the pandemic continue to persist for an extended period of time, economic conditions globally or in particular regions may fail to recover or even worsen, which could cause material adverse impacts to our earnings and other results of operations. More recently, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs, constrained credit and liquidity, reduced government spending and increased volatility in financial markets.
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
As of October 28, 2022, we had an aggregate of $10.7 billion of outstanding indebtedness. Additionally, we have entered into a $1.5 billion unsecured revolving credit facility, which is undrawn.
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
We intend to reduce our indebtedness during the next fiscal years. While we believe our remaining cash balances and cash generated by our business operations will be sufficient to fund our operations and enable us to pursue our existing stock repurchase program and strategic plans, if our business operations do not generate the cash flows we expect, then our ability to fund future stock repurchases, invest in our business and pursue strategic alternatives, including business acquisitions, will be reduced, which could reduce our ability to manage dilution of our stock and limit our future growth. If in the future we are unable to generate sufficient operating cash flows to service our debt, we may be required to, among other things, seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned expenditures. Even so, such measures may not be sufficient to enable us to service our debt.
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
Membership in a consolidated tax group. We were included in EMC’s consolidated group for U.S. federal income tax purposes, as well as in certain consolidated, combined or unitary groups that include EMC or certain of its subsidiaries for state and local income tax purposes, from the time of our acquisition by EMC in 2004 through the acquisition of EMC by Dell effective September 7, 2016 (the “Dell Acquisition”), when we became included in Dell’s consolidated tax group. Each member of a consolidated group during any part of a consolidated return year is jointly and severally liable for tax on the consolidated return of such year and for any subsequently determined deficiency thereon. Similarly, in some jurisdictions, each member of a consolidated, combined or unitary group for state, local or foreign income tax purposes is jointly and severally liable for the state, local or foreign income tax liability of each other member of such group. Accordingly, for any period in which we were included in the Dell consolidated group for U.S. federal income tax purposes or any other consolidated, combined or unitary group of Dell and its subsidiaries, we could be liable in the event that any income tax liability was incurred, but not discharged, by any other member of any such group. Additionally, the impact of the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) upon consolidated groups is highly complex and uncertain, and its impact must be further interpreted in the context of various tax-related agreements we have agreed to with EMC and Dell (the “Tax Agreements”) to determine VMware’s related payment. As a result of the Spin-Off, we are no longer a member of Dell’s consolidated tax group, however, we are still subject to potential tax liabilities for the periods prior to the Spin-Off.
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

For example, numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. In addition, the Organization for Economic, Co-operation and Development (“OECD”), an international association of countries, including the U.S., has made changes and is contemplating additional changes to numerous long-standing tax principles. Further, the Inflation Reduction Act (the “IRA”) was enacted in August 2022 and it will be effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies.
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
As described in Note D (Litigation) to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. In addition, we have already been, and may continue to be, subject to demands, claims and lawsuits arising out of Broadcom’s proposed acquisition of VMware. We may also be subject to demands, claims, lawsuits, regulatory investigations and Congressional inquiries relating to cybersecurity incidents. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, cause us to incur significant expenses, and could result in ancillary consequences that limit our ability to avail ourselves of certain legal benefits or protections for periods of time. For example, as a result of our settlement with the SEC in September 2022, we no longer qualify for well-known seasoned issuer status, we are ineligible for certain private offering exemptions under the Securities Act that would otherwise make our public offerings of debt more efficient and we are unable to rely on protection of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 again until September 2025. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
As a result of the Spin-Off, the MSD Stockholders and SLP Stockholders became direct beneficial holders of VMware with interests representing 39.8% and 9.9%, respectively, of our outstanding stock, based on the number of shares outstanding as of November 25, 2022. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 67.0% of Dell’s outstanding stock as of November 25, 2022. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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
In addition to direct value lost, volatility or declines in our stock price may adversely affect our ability to retain key employees, most of whom are compensated, in part, based on the performance of our stock price. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted, including against us, and, if not resolved swiftly, can result in substantial costs and a diversion of management’s attention and resources.
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
We conduct a meaningful portion of our business in currencies other than the U.S. dollar, but report our operating results in U.S. dollars. Accordingly, our operating results are subject to fluctuations in currency exchange rates. The realized gain or loss on foreign currency transactions is dependent upon the types of foreign currency transactions into which we enter, the exchange rates associated with these transactions and changes in those rates, the net realized gain or loss on our foreign currency forward contracts, among other factors. Although we hedge a portion of our foreign currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies have adversely affected, and may adversely affect in the future, our operating results. For example, the economic uncertainty introduced by Brexit resulted in significant volatility in the value of the British pound and other currencies, and the COVID-19 pandemic has made in the past and may in the future make it more difficult for us to accurately forecast future transactions in foreign currencies and cause us to have to modify hedging positions, thereby adversely impacting the efficacy of our foreign currency hedging strategy and our operating results. Any future weakening of foreign currency exchange rates against the U.S. dollar would likely result in additional adverse impacts on our revenue.
If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of October 28, 2022, goodwill and amortizable intangible assets were $9.6 billion and $526 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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

On October 7, 2021, our Board authorized the repurchase of up to $2.0 billion of Common Stock through the end of fiscal 2024, effective on November 1, 2021. As of October 28, 2022, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock during the three months ended October 28, 2022.
ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among VMware, Inc., Broadcom Inc, Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC	8-K	001-33622	2.1	5/26/22
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/4/22
3.2	Amended and Restated Bylaws	8-K	001-33622	3.2	11/1/21
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	December 2, 2022	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Chief Accounting Officer (Principal Accounting Officer)