Form 10-K
period 2023-02-03
VMWARE, INC.
filed 2023-03-28
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑
As of July 29, 2022, the aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the New York Stock Exchange on July 29, 2022 was approximately $24.5 billion. Shares of the registrant’s Class A common stock held by each executive officer and director and by each entity or person, other than investment companies, that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Class A common stock as of July 29, 2022 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 21, 2023, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 428,483,378.
DOCUMENTS INCORPORATED BY REFERENCE
Information required in response to Part III of Form 10-K (Items 10, 11, 12, 13 and 14) is hereby incorporated by reference to portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held in 2023. The Proxy Statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year ended February 3, 2023.

VMware, Pivotal, Bitnami, Heptio, Wavefront, Tanzu, VMware Aria, CloudHealth, vRealize, vCloud, vSphere, NSX, HCX, Carbon Black, Anywhere Workplace, Workspace ONE, Horizon, VMware Explore, VMworld, VeloCloud, AirWatch, vCenter, and Nyansa are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; the expected timing and completion of the proposed transaction with Broadcom; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the continuing impact of the COVID-19 pandemic on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell; our plans to repay our outstanding indebtedness; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.

Risk Factor Summary
VMware is subject to various risks as set forth in Part I, Item 1A of this Annual Report on Form 10-K, including:
Risks Related to Our Pending Acquisition by Broadcom
•The pendency of our acquisition by Broadcom may have an adverse effect on our business, results of operations, cash flows and financial position.
•Completion of the transaction is subject to the conditions contained in the Merger Agreement, including regulatory approvals, which may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that cannot be met, and if these conditions are not satisfied or waived, the transaction will not be completed.
•Lawsuits have been and may in the future be filed against us and our directors challenging the transaction, and an adverse ruling in any such lawsuit may delay or prevent the consummation of the transaction and result in substantial costs to us.
•The failure to complete the planned acquisition of us by Broadcom could have a material and adverse effect on our business, results of operations, financial condition, cash flows, and stock price.
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
We incorporated in Delaware in 1998 and were acquired by EMC Corporation (“EMC”) in 2004. In August 2007, we conducted an initial public offering of our Class A common stock (“Class A Stock”) but remained majority-owned by EMC, the sole stockholder of our Class B common stock (“Class B Stock”). In September 2016, Dell Technologies Inc. (“Dell”) acquired EMC, and we became a majority-owned subsidiary of Dell. In November 2021, our spin-off from Dell was completed, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock and we became a standalone company (the “Spin-Off”). In connection with the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of our Class A Stock and Class B Stock as of the close of business on October 29, 2021 (the “Special Dividend”).
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of Class A Stock issued and outstanding immediately prior to the effective time of the transaction will be converted into the right to receive, at the election of the holder of such share of Class A Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest, or (ii) 0.25200 shares of common stock, par value $0.001 per share, of Broadcom. The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by VMware shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. On February 17, 2023, in accordance with the Merger Agreement, the Company and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to May 26, 2023. If the Closing Effective Date (as defined in the Merger Agreement) has not occurred, similar three-month extensions could be noticed by either party (or mutually) five business days prior to each of May 26 and August 26, 2023. If the transaction is consummated, our Class A Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Refer to Note A to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal years ending February 3, 2023, January 28, 2022 and January 29, 2021 as “fiscal 2023,” “fiscal 2022,” and “fiscal 2021,” respectively. Fiscal 2023 was a 53-week fiscal year, while fiscal 2022 and fiscal 2021 were each 52-week fiscal years.
Total revenue in fiscal 2023 increased 4% to $13.4 billion. Total revenue is comprised of license revenue of $2.8 billion, subscription and software-as-a-service (“SaaS”) revenue of $4.0 billion and services revenue of $6.5 billion. As customers shift from our on-premises offerings to our subscription and SaaS offerings, license revenue and software maintenance revenue may be lower and subject to greater fluctuation in the future, resulting from a higher proportion of our sales occurring through our subscription and SaaS offerings.
Our corporate headquarters are located at 3401 Hillview Avenue, Palo Alto, California, and we have 114 offices worldwide.
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

Application Modernization
VMware Tanzu, a portfolio of products and services for modernizing applications and infrastructure, enables customers to deliver better software to production, continuously. The portfolio enables customers to build, run and manage modern applications on any cloud and simplifies the use of Kubernetes, an open source platform for orchestrating containers, in a multi-cloud environment. The modern or cloud-native applications allow businesses to bring new ideas to market faster and respond sooner to customer demands. Tanzu uses cloud-native patterns to build applications with microservices and application programming interfaces and uses Kubernetes to simplify how these applications are deployed, observed and managed across on-premises, public clouds and edge environments. Tanzu includes technologies acquired as part of our Pivotal, Bitnami, and Heptio acquisitions.
Key products within our Application Modernization portfolio include:
•Tanzu Application Platform—a modular, application-aware platform that provides a rich set of developer tooling and a prepared path to production to build and deploy software quickly and more securely on any compliant public cloud or on-premises Kubernetes cluster.
•Tanzu Operations Platform—a solution that simplifies operating Kubernetes environments for multi-cluster, multi-Kubernetes and multi-cloud deployment with policy-based management, automation and governance for clusters, service mesh, observability and teams across on-premises, public clouds and edge environments.
•Tanzu Application Service—a platform as a service that allows enterprises to accelerate cloud-native software development with managed access to native cloud services and portability to run across any cloud.
•Tanzu Data Suite—a family of data-driven solutions built to store, process and query critical data resources in real-time and at scale in the multi-cloud world.
•Tanzu Labs—a service that provides guidance and support to help customers modernize existing applications or build new, modern applications with agile development practices.
Cloud Management
Our cloud management products help customers manage multi-cloud environments running a range of workloads, including virtual machines and containers. VMware Aria offerings optimize cloud usage and costs; automate the deployment, management and migration of applications and data; improve cloud secure configurations and compliance; and monitor application and cloud infrastructure.
Key products within our VMware Aria portfolio include:
•VMware Aria—cloud management products, available as a service or as an on-premises offering, that are integrated together, delivering consistent operations from data centers to the cloud and to the edge, including:
•VMware Aria Automation (formerly vRealize Automation)—a modern infrastructure automation platform enabling customers to accelerate their multi-cloud infrastructure transformations based on Development and IT operations (“DevOps”), open source and self-service automation.
•VMware Aria Automation for Secure Clouds (formerly CloudHealth SecureState)—an intelligent multi-cloud security and compliance monitoring platform that helps organizations reduce risk and protect cloud resources.
•VMware Aria Cost Powered by CloudHealth—a robust multi-cloud management platform that helps organizations optimize and control spend and improve cross-organizational collaboration.
•VMware Aria Operations (formerly vRealize Operations)—an artificial intelligence-powered IT operations management platform that enables self-driving operations with unified application-to-infrastructure visibility, capacity and cost management, workload optimization and configuration, and compliance management to better optimize, plan and scale private-, hybrid- and multi-cloud environments.
•VMware Aria Operations for Applications (formerly Tanzu Observability by Wavefront)—an enterprise-grade monitoring and observability platform with out-of-the-box integration with Tanzu that DevOps and Site Reliability Engineering teams use to troubleshoot and optimize the performance of their multi-cloud applications operating at massive, cloud-native scale.
•VMware Aria Operations for Logs (formerly vRealize Log Insight)—a log analysis tool that manages data at scale with centralized log management, deep operational visibility and intelligent analytics for troubleshooting and auditing across private-, hybrid- and multi-cloud environments.

•VMware Aria Operations for Networks (formerly vRealize Network Insight)—a network monitoring tool that provides end-to-end network visibility to help customers monitor and build an optimized, highly available and more secure network infrastructure across clouds.
•VMware Aria Suite (formerly vRealize Suite)—a cloud management solution that combines the on-premises VMware Aria Automation, VMware Aria Operations and VMware Aria Operations for Logs products into a single cloud management platform offering with a single license.
•VMware Aria Universal Suite (formerly vRealize Cloud Universal)—a management suite that combines SaaS and on-premises VMware Aria products into a single cloud management offering with a single license, providing customers with a consistent hybrid and multi-cloud management experience across the disciplines of cost, performance, secure configuration and automation.
•vCloud Suite—an enterprise-grade cloud infrastructure and management solution that combines the on-premises VMware Aria Automation, VMware Aria Operations and VMware Aria Operations for Logs products with VMware vSphere.
Cloud Infrastructure
Our Cloud Infrastructure solutions include infrastructure products and services that enable customers to run enterprise applications anywhere with a consistent infrastructure and operating model from on-premises data centers to the cloud and to the edge.
Key products within our Cloud Infrastructure portfolio include:
•vSphere—our flagship data center infrastructure offering, utilizes our hypervisor software, which resides between the operating system and system hardware, to provide the fundamental compute layer for customer environments, enabling virtualization. vSphere now supports Data Processing Units (“DPUs”) along with existing support for Central Processing Unit (“CPUs”) and Graphics Processing Units (“GPUs”) to help customers meet the throughput and latency needs of modern distributed workloads. Additionally, we continue to integrate vSphere and VMware Tanzu solutions to provide a simple way for vSphere customers around the world to get started with Kubernetes and to modernize their workloads running on vSphere.
•vSAN and VxRail—a cost-effective, holistic data storage and protection option for all applications running on vSphere. These products are applicable to hyperconverged infrastructure as well as traditional infrastructure solutions and enable customers to deploy on a broad range of hardware solutions. Our vSAN offering creates simple, shared storage designed for virtual machines. Featuring a next-generation storage platform optimized for modern hardware with hyperconverged infrastructure, our latest vSAN release features breakthrough performance and hyper-efficiency. VxRail is a hyperconverged infrastructure solution comprised of a fully integrated and pre-configured Dell EMC appliance powered by vSAN and vSphere software.
•VMware Cloud Foundation—a cloud platform that combines our vSphere, vSAN and NSX, or network virtualization, offerings with VMware Aria Cloud Management into an integrated stack that delivers developer-ready infrastructure for public and private clouds. VMware Cloud Foundation extends to multi-cloud through these main routes: VMware Cloud on AWS, VMware Cloud on other major hyperscalers, including Azure VMware Solution, Google Cloud VMware Engine, IBM Cloud for VMware Solutions, Oracle Cloud VMware Solution and Alibaba Cloud VMware Service and VMware Cloud providers.
•VMware Cloud on AWS—an integrated hybrid cloud solution that extends on-premises vSphere environments to a VMware Software-Defined Data Center (“SDDC”) running on Amazon Elastic Compute Cloud (“Amazon EC2”). Jointly engineered by VMware and Amazon Web Services (“AWS”), this on-demand service enables IT teams to seamlessly extend, migrate and manage their cloud-based resources with familiar VMware tools, minimizing the difficulty of learning new skills or utilizing new tools. VMware Cloud on AWS integrates VMware’s flagship compute, storage and network virtualization products (vSphere, vSAN and NSX), along with vCenter Server management and optimizes them to run on dedicated, elastic, Amazon EC2 bare-metal infrastructure that is fully integrated with AWS Cloud. This service also provides integrated Kubernetes, disaster recovery, ransomware protection and microsegmentation. VMware, AWS and the AWS partner networks sell VMware Cloud on AWS, which is available in 22 global AWS regions, while VMware and our partner community deliver and support the service.
•VMware Cloud on other major hyperscalers—includes Azure VMware Solution, an infrastructure-as-a-service private cloud offering built on VMware Cloud Foundation that runs on dedicated bare-metal servers in Azure regions. It is a service sold and supported by Microsoft, backed and cloud verified by VMware. VMware Cloud on other major hyperscalers also includes Google Cloud VMware Engine, an integrated first-

party offering that is built, sold and supported directly by Google Cloud and delivers a fully managed VMware Cloud Foundation stack along with VMware HCX for cloud migration in a dedicated environment on Google Cloud.
•VMware Cloud Providers—a key component of our strategic priority to support multi-cloud, this global ecosystem of more than 4,500 cloud providers in over 130 countries provides VMware-based cloud services. VMware Cloud Provider offerings are directed at traditional hosting partners, regional cloud providers and local and global managed service providers. VMware Cloud Providers give organizations the flexibility of running applications in virtual machines, in containers or both on their own private clouds inside their data center and on public clouds by providing multi-cloud managed services. IBM was our first cloud provider partner to offer VMware Cloud Foundation as-a-service, enabling their customers to leverage our technologies on IBM Cloud in their worldwide cloud data centers.
•VMware Sovereign Cloud Providers—more than 30 VMware Cloud Providers offer services aligned to the VMware Sovereign Cloud Framework which deliver key sovereign capabilities that enable nations to ensure classified data is protected, compliant, and resident within and subject to the laws of their respective national territory, exempt from foreign jurisdictional control and managed by national citizens with relevant national security clearance.
We also offer VMware Cloud Universal, a flexible purchasing and consumption program that enables customers to purchase and apply credits to the deployment of VMware Cloud infrastructure services.
Additionally, for customers who want the benefit of cloud offerings but have on-premises infrastructure and workloads, our offerings such as vSphere+, vSAN+ and VMware Cloud Foundation+ provide a flexible subscription model combined with centralized cloud-based infrastructure management, integrated Kubernetes and access to hybrid cloud services.
Networking
We offer a complete portfolio of Layer 2-7 multi-cloud network virtualization and security solutions that deliver innovative software-based capabilities for switching, routing, firewalling, intrusion prevention and intrusion detection systems, network detection and response, load balancing, application security, service mesh and SD-WAN for enterprise and Telco environments. These networking solutions enable customers to connect and protect all workloads running on virtual machines, in containers, on bare metal and across data centers, multi-cloud environments and the distributed edge. Adoption of VMware networking solutions is driven by customers who are replacing legacy, hardware-centric network and security infrastructure, such as physical firewalls and load balancers and expensive dedicated wide-area network links.
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
•NSX Distributed and Gateway Firewalls—a software-defined Layer 7 firewall that is purpose-built to help secure multi-cloud traffic across virtualized workloads. NSX Gateway Firewall is complementary to NSX Distributed Firewall and helps protect physical workloads and create secure zones. Both provide stateful firewalling with intrusion detection and prevention, sandboxing, network traffic analysis and network detection and response to provide complete visibility into applications and workload flows with policy automation that are linked to workload lifecycles.
•NSX Network Detection and Response—an artificial intelligence-based threat correlation and forensics engine, delivered as either standalone or integrated tightly within NSX, that helps network security and security operations teams efficiently detect malicious activity and block lateral movement of sophisticated threats.
•NSX Advanced Load Balancer—a platform that provides consistent, multi-cloud load balancing, web application firewall, bot management and insights across on-premises and multi-cloud environments.
•Tanzu Service Mesh—an enterprise-class service mesh solution that provides end-to-end operational visibility, control and security for distributed cloud-native applications, across end-users, applications and data, on any platform or cloud.
•HCX—an application mobility platform that simplifies application migration, workload rebalancing and business continuity across data centers and clouds.
Our offerings also include VMware SASE, a cloud-native platform that converges cloud networking and cloud security into a holistic solution. Regardless of the location of users, VMware SASE provides optimized and more secure access for applications at the edge, cloud, or traditional data center, managed via a single user interface. Organizations use VMware SASE to provide their users with more reliable, optimal and secure access to any application in on-premises, public cloud and edge environments. The VMware SASE platform includes VMware SD-WAN, which delivers high-performance, reliable and more secure access to cloud services, private data centers and SaaS-based enterprise applications for remote workers, via a soft client, and branch locations via physical and virtual devices; VMware Secure Access, a cloud-hosted solution that secures and optimizes corporate network and application access for remote and mobile users based on a Zero Trust Network Access framework; VMware Cloud Web Security, a cloud-hosted service that protects users and infrastructure accessing SaaS and Internet applications from evolving threats, offers visibility into and control over internet and SaaS application usage and enables compliance with administered security access rights; and Edge Network Intelligence, which uses artificial intelligence and machine learning technologies to simplify troubleshooting while also providing unique insights into the user experience. These services can be sold individually or together for the full VMware SASE solution.
Security
Today’s modern, distributed enterprise requires security that is both built-in and built differently. Our architecture uniquely helps enable customers to see processes running in an endpoint, packets crossing the network, access points and the inner workings of both traditional and modern applications to identify and stop threats. VMware Carbon Black Cloud, a SaaS-delivered cloud native endpoint, workload and container protection platform, is at the center of the VMware security portfolio.
Key products within our Security portfolio include:
•Carbon Black Endpoint—an endpoint security solution that consolidates multiple endpoint security capabilities using one lightweight agent and cloud console to ease analysis of complex attacks, simplify the automation of detection and response workflows and identify attackers’ changing behavior patterns to better detect, respond to and prevent emerging and continuing attacks. This endpoint protection platform includes next-generation antivirus, endpoint detection and response, managed detection and response, audit and remediation, and threat hunting and containment.
•Carbon Black Workload—a cloud workload protection solution that delivers advanced protection purpose-built for better securing modern workloads, reducing the attack surface and strengthening security postures. The solution combines prioritized vulnerability reporting and foundational workload hardening with prevention, detection and response capabilities to protect workloads running in virtualized private and hybrid cloud environments. VMware Carbon Black Workload is also tightly integrated with vSphere to provide built-in security that alleviates installation and management overhead and consolidates the collection or telemetry for multiple workload security use cases.
•Carbon Black Container—an enterprise-grade container security solution that enables container security to reduce risk, enhance visibility, maintain compliance and simplify security for Kubernetes environments, from development to production. VMware Carbon Black Container empowers cross-functional teams to secure the complete lifecycle of Kubernetes applications, detect and fix vulnerabilities and misconfigurations before production deployment, meet compliance standards and achieve simple, secure multi-cloud and hybrid cloud Kubernetes environments at scale.
Anywhere Workspace
VMware Anywhere Workspace is designed to deliver secure and seamless experiences for distributed workforces while reducing costs and operational overhead for organizations. Anywhere Workspace incorporates our Unified Endpoint Management (“UEM”), Virtual Desktops and Applications, Workspace Security, and Digital Employee Experience technologies into a single, seamless, and more secure experience for IT and employees. The Anywhere Workspace platform consists of:
•Workspace ONE UEM—a solution built to manage and help secure mobile devices, laptops and other devices across all major operating systems from a single management console and includes a suite of productivity applications that enable customers to more effectively manage and secure both corporate and personal devices.
•Workspace ONE Access—a cloud-first service that enables IT to provide employees with access to SaaS, web, and native mobile applications with multi-factor authentication, conditional access, and single sign-on.
•Workspace ONE Intelligent Hub—a digital workspace application available for any employee on any device that enables secure access to corporate applications and resources “from hire to retire,” including single-sign-on access to any application from a unified catalog, while enabling IT to send informational and actionable notifications, provide customizable self-service actions and share VMware Knowledge Base articles and intranet access.
•Horizon—a platform that provides a streamlined approach to delivering, protecting and managing virtual desktops and applications from one digital workspace, while containing costs and allowing end users to work anytime, anywhere and across any device.

•Workspace ONE Mobile Threat Defense—a mobile endpoint protection solution integrated into Workspace ONE Intelligent Hub designed to protect devices from phishing as well as a wide range of application, device and rogue network originated threats, powered by Lookout, a leader in advanced mobile security.
•Digital Employee Experience Management—a cloud-first service empowering IT to measure, analyze and remediate end-user experience by providing an experience score (combining device, application user telemetry and employee sentiment surveys), machine-learning driven root cause analysis and pre-built integrations for automated remediation and collaboration.
Our expansive portfolio enables customers to deliver virtual desktops and applications to users in many ways, from customer-managed solutions that run on any on-premises or VMware Cloud certified environments, including VMware Cloud on AWS, Google Cloud VMware Engine, IBM Cloud, Oracle Cloud VMware Solution, Azure VMware Solution and more, to a fully managed Desktop-as-a-Service solution delivered natively from Microsoft Azure (“Azure”).
Technology Alliances
We have more than 830 technology partners with whom we bring offerings to the marketplace and over 4,500 active cloud, hyperscaler and managed service provider partners. We classify our partners as follows:
Strategic Technology Vendors (“STVs”)—we have established relationships with large technology partners, including AMD, Apple, Cisco, Fujitsu, Hitachi, HPE, IBM, Intel, Lenovo, NVIDIA and Samsung. These partnerships allow us to collaborate on joint product development and ensure interoperability and readiness of joint solution through certification, allowing VMware to provide its customers with options for technology solutions in the areas of multi-cloud and modern application.
Independent Software Vendors (“ISVs”)—we partner with leading systems management, infrastructure software and application software vendors, including healthcare, telecom, finance and retail leaders, to deliver value-added solutions that interoperate with our products.
VMware Cloud Providers—we have established partnerships with more than 4,500 active cloud, hyperscaler and managed service providers, including Alibaba, AUCloud, Equinix, Google, IBM, Lumen, Microsoft, NTT, NxtGen, Oracle, OVH, Rackspace, Telefonica, Tietoevry and Vodafone, that support our multi-cloud strategy. These partners leverage our cloud technologies to host and deliver enterprise-class cloud services including managed services for enterprises to augment or extend their data centers to external clouds, while preserving security, compliance and quality of service.
In addition to our base of active partnerships with cloud providers, we have a strategic alliance with AWS to build and deliver an integrated hybrid offering, VMware Cloud on AWS, that enables customers to run applications across vSphere-based private, public and multi-cloud environments.
Our Technology Alliance Partner (“TAP”) program facilitates collaborative solution creation and coordinated go-to-market activities for our ecosystem of more than 830 technology partners. Created exclusively for STV and ISV partners, the TAP program gives technology partners the ability to test, integrate and package application software, infrastructure and hardware products with our products and services offerings—on premises or in the cloud.
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
We prioritize our product development efforts through a combination of engineering-driven innovation and customer- and market-driven feedback. Our R&D culture places a high value on innovation, quality and open collaboration with our partners. We currently participate in numerous open source communities, and our employees hold a variety of leadership positions within those open source communities.
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
In establishing list prices for our solutions, we take into account, among other numerous factors, the value our solutions deliver and the cost of alternative virtualization, end-user computing, hardware, cloud native and security solutions.
Our marketing efforts focus on communicating the benefits of our solutions and educating our customers and users, distributors, resellers, system vendors, systems integrators, the media and analysts about the advantages of our innovative offerings. We raise awareness of our company and brands, market our products and generate sales leads through VMware and industry events, public relations efforts, marketing materials, advertising, direct marketing, social media initiatives, free downloads and trials and our website. We have invested in multiple online communities that enable customers and partners to share and discuss sales and development resources, best practices implementation and industry trends among other topics. Our annual user and partner conference, VMware Explore (formerly VMworld) is a global event. We also offer management presentations, seminars and webinars on our solutions and services. We believe the combination of these activities strengthens our brand and enhances our leadership in the industries in which we compete.
In connection with the Spin-Off, we and Dell entered into the Commercial Framework Agreement to provide a framework under which we and Dell have continued our strategic commercial relationship, particularly with respect to projects mutually agreed as having the potential to accelerate the growth of an industry, product, service or platform that may provide a strategic market opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions. Bookings through Dell sales channels in aggregate comprise the largest route-to-market for our sales.
We also have strategic partnerships with AWS, Google, IBM and Microsoft to jointly provide the expertise, solutions and go-to-market capabilities to help our customers efficiently and more securely extend their proven software-defined solutions into public clouds, utilizing the tools and processes with which our customers are already familiar.
Our business and the sales of our products and services are subject to seasonality. For example, our fourth quarter sales are affected by a number of seasonal factors, including year-end spending trends, that impact the timing of renewals of our EAs and support and maintenance contracts.
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
As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter.
As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.

Remaining performance obligations did not include customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, which were included in customer deposits on the consolidated balance sheets and were $681 million as of February 3, 2023.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of February 3, 2023, our total backlog was $72 million, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to license was not material as of February 3, 2023. Backlog excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled was not material as of February 3, 2023.
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
During fiscal 2023, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% of our consolidated revenue. These purchases included Dell selling joint solutions as an original equipment manufacturer (“OEM”), which accounted for 14% of total revenue from Dell, or 5% of our consolidated revenue. The remaining revenue from Dell consisted of Dell acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. On certain transactions, Dell Financial Services (“DFS”) also provided financing to our end users at our end users’ discretion.
Other than Dell, none of our distributors accounted for more than 10% of our consolidated revenue during fiscal 2023. Our distribution agreements are typically terminable at will by either party upon 30 to 90 days prior written notice to the other party and neither party has any obligation to purchase or sell any products under the agreement.
Competition
We face intense competition across all markets for our products and services. We believe that the key factors in our ability to successfully compete include the level of reliability, interoperability and new functionality of our product and service offerings; the ability of our product offerings to support multiple hardware platforms, operating systems, applications frameworks and public cloud platforms; our ability to anticipate customer needs in rapidly evolving markets for IT resources; the pricing of our product and service offerings; the ability to integrate open source technologies that are critical in private and public cloud computing architectures; the ability to attract and retain key employees; and the ability to maintain and expand our ecosystem of technology partners, service providers and sales channel partners. While we believe that we are a technology leader in virtualization and cloud infrastructure solutions and have a strong, favorable image with our customers, many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public and distributed cloud, micro-services, containers and open source technologies have the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off-premises. A significant percentage of new application development is happening in the public cloud, with providers such as AWS, Azure or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises IT resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. Although we have formed alliances with various public cloud providers to create hybrid and multi-cloud offerings, we continue to face intense competition from these public cloud providers. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2019, we extended our collaboration with AWS to include VMware Cloud on AWS Outposts to deliver VMware Cloud on AWS as a fully managed experience to virtually any datacenter, co-location space or on-premises facility. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Engine), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers, including AWS and Microsoft, are delivering hybrid cloud hardware solutions with integrated software, such as distributed cloud management, which may be based on specialized technologies sometimes called SmartNICs (smart network interface cards), DPUs or infrastructure processing units (“IPUs”). These specialized technologies can take on an array of compute, storage, security and networking functions, enabling greater cloud efficiency and performance gains, as well as security benefits, namely in the form of CPU hardware isolation, that may undergird hybrid cloud offerings like AWS Outposts. Public cloud infrastructure providers have also developed offerings based on servers using Arm CPUs to reduce energy costs, such as AWS Graviton, announced in 2018. To the extent customers and partners, including service providers, choose to adopt co-processor or non-x86-based models to operate native or hybrid cloud environments, demand for VMware’s on-premises, hybrid and multi-cloud products and our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. With respect to AWS, Azure and Google Cloud, PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and development, security and operations (“DevSecOps”) or “shift-left” practices. These providers may offer services, such as application security testing, application performance monitoring and automation, earlier in the application lifecycle or during development, in addition to during production. While VMware offers Tanzu Observability, which directly competes in this space, competitor DevSecOps offerings may reduce the demand for or put pricing pressure on traditional VMware management and automation product offerings, which are often deployed for production use cases. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation, that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure and developer services. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
Providers of enterprise security offerings. With our acquisition of Carbon Black Inc. (“Carbon Black”) in 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. Competitors in the end point security space range from established solution providers such as Microsoft and Trend Micro to next-generation endpoint security providers such as CrowdStrike and SentinelOne. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. Additionally, new trends, such as Extended Threat Detection (“XDR”), Secure Access Service Edge (“SASE”) and Zero Trust Network Access, represent the coalescence of formerly distinct markets, such as identity management, secure web gateway, SD-WAN, network firewall and cloud access security brokers. These new trends may bring existing partners, such as Fortinet, Zscaler and Okta into a more competitive position with our Carbon Black, VeloCloud and other distributed network security offerings. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
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
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. For example, Google Cloud is a member of the CrowdXDR Alliance, a CrowdStrike initiative competitive with VMware security offerings that also includes other VMware partners such as Zscaler. Many public cloud infrastructure providers have also entered into strategic partnerships with mobile telecommunications network providers (such as AWS with Verizon and Microsoft Azure with AT&T) to jointly embed distributed cloud infrastructure and management tools into 5G mobile networks as applications are increasingly deployed closer to end users at the “edge.” These alliances may result in more compelling product and service offerings than those we offer.
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT, such as software-based virtualization and hardware-based server, networking and storage solutions, converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in 2019, one of our important partners and customers, IBM, acquired Red Hat, one of our competitors in the cloud native applications space. In 2020, Nvidia acquired Mellanox, a SmartNIC provider, and, similarly, in 2022, AMD acquired Xilinx, an field-programmable gate array (“FPGA”) provider, and Pensando, a DPU provider, giving Nvidia and AMD the potential to offer offloaded, FAC-embedded competitive virtualization, storage, security and networking software to enterprise customers for their on-premises environments. In 2022, Intel formed a partnership with Google Cloud to develop public cloud instances using Intel IPUs, and each of Microsoft Azure and Google Cloud announced agreements with Ampere, an Arm-based CPU provider. Consequently, when such convergences occur, we may find it more difficult to continue to collaborate productively on other projects with these partners, and the advantages we derive from our ecosystem could diminish.
These various forms of competition could result in increased pricing pressure and sales and marketing expenses, thereby materially reducing our operating margins, and could also prevent our new products and services from gaining market acceptance, thereby harming our ability to increase, or causing us to lose, market share.
Intellectual Property
As of February 3, 2023, over 5,800 patents of varying duration issued by the U.S. Patent and Trademark Office have been granted or assigned to us. We also have been granted or assigned patents from other countries. These patents cover various aspects of our server virtualization and other technologies. We also have numerous pending U.S. provisional and non-provisional patent applications, and numerous pending international patent applications, that are specific to other aspects of our virtualization and other technologies.
We have federal trademark registrations in the U.S. for “VMWARE,” “VSPHERE,” “VCLOUD,” “VMOTION,” “HORIZON,” “AIRWATCH,” “VREALIZE,” “WORKSPACE ONE,” “ESX,” “VMWARE NSX,” “TANZU,” “VMWARE

EXPLORE,” “CARBON BLACK,” and “PIVOTAL” and numerous other trademarks. We also have trademarks registered in several foreign countries.
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
Environmental, Social and Governance (“ESG”)
At VMware, we believe technology can have a positive impact on society and the planet. We operationalize ESG throughout our organization and believe there is an opportunity for VMware to support customers throughout their own ESG journeys. VMware’s 2030 Agenda represents our ESG strategy focused on driving sustainability, equity and trust by providing:
•Sustainable digital infrastructure supporting the transition to net zero carbon emissions and decarbonization for our customers, supply chain and operations.
•Equitable, unbiased and inclusive access to opportunities for all by enabling people to work where and how they want to work.
•Trusted commitments to data privacy, security, ethics and transparent business practices.
Additional information about our 2030 Agenda and ESG programs can be found in VMware’s annual ESG Report on our website. Information on our website is not deemed to be incorporated by reference into this filing on Form 10-K.
Environmental Sustainability
We are committed to creating products and services that support our customers in reducing the environmental impact of their digital infrastructure. The VMware Zero Carbon Committed program, which launched in fiscal 2022, helps VMware customers reduce the environmental impact of their digital infrastructure by connecting them with VMware Cloud Provider partners who are committed to achieving 100% renewable energy-powered data centers or carbon neutrality by 2030.
We are also committed to achieving net zero carbon emissions for our operations and supply chain by 2030. During fiscal 2023, we continued to make progress towards validated, science-based targets, including by operating in accordance with the CarbonNeutral Protocol and the RE100’s technical guidance for procuring 100% renewable energy in our operations. Further, through our VMware Responsible Sourcing program, we helped drive sustainability, diversity and accessibility across our supply chain.
Our ESG performance was recognized by being included in the Dow Jones Sustainability Indices for the third consecutive year. Our recent environmental sustainability achievements include being named to the Carbon Disclosure Project (“CDP”) 2022 Climate Change A-List, Corporate Knights Global 100 2023, S&P Sustainability Yearbook 2023 and receiving an EcoVadis Silver Sustainability rating.
Human Capital
General Demographics
As of February 3, 2023, we employed approximately 38,300 employees located in 59 countries, approximately 15,000 of whom work in the U.S.
We use contractors from time to time for temporary assignments and in locations in which we do not currently have operating subsidiaries or branches. In the event that these contractor resources were not available, we do not believe that this would have a material adverse effect on our operations. We consider current employee relations to be good.
Wellbeing and Culture
The VMware culture is based on a set of shared values best expressed through the acronym EPIC2, which stands for Execution, Passion, Integrity, Customers and Community. Each year, we honor extraordinary employees through our EPIC2 Achievement Awards program. Individuals are recognized for their ability to regularly go above and beyond the Company’s high standards. We have quarterly EPIC2 days off and an EPIC2 shutdown at the end of the year, which enable our people to focus on their wellbeing and rejuvenate.
During fiscal 2023, we continued our programs initiated in response to the COVID-19 pandemic in order to address the safety of our employees while continuing to support the business continuity needs of our customers and partners. We enabled employees to choose to work in the office or remotely, consistent with local health regulations and operational requirements. We continued to implement flexible work and customer outreach experiences that allow our teams to remain connected with each other and with our customers while maintaining and enhancing productivity, operational excellence and innovation. We continued additional benefits to employees including a wellbeing allowance, a home equipment allowance for all new employees, coverage of COVID-19 testing and treatment, as well as additional personal paid time-off days.
Distributed Work
During fiscal 2023, we continued to invest in our dynamic, global workforce of the future, empowering our people to work from any location, consistent with business requirements, and enabling them to continue to deliver innovative solutions and operational excellence for our customers worldwide. We believe our approach to employee choice and flexibility has enabled the Company to successfully compete to hire and retain skilled and talented team members from many new locations globally and contributes to meeting our diversity, equity and inclusion goals. As our employees demonstrated throughout the pandemic, work location does not dictate success. The choice and flexibility that forms the cornerstones of our distributed workforce model mirrors the choice and flexibility we provide to our customers when choosing their digital infrastructure.
Learning and Development
At VMware, a continuous learning mindset is core to who we are as an enterprise software business. Our culture of innovation is fueled by people with a genuine curiosity for ongoing development. We offer a robust series of programs and trainings to help employees—who are already extremely skilled—engage in lifelong learning that renews and expands their potential. VMware offers many learning and development initiatives geared toward enabling specific audiences to explore the potential in themselves and others as we compete to attract and maintain talent. These include, among others, a new Leadership Development Initiative, aimed at helping Senior Directors explore executive management, as well as our Take 1 program, which supports employees with tuition reimbursement for college or a continuous learning course or conference of their choosing. We also offer our management curriculum, leadership forums and technical and sales skills development with a strong experiential learning component.
Diversity, Equity and Inclusion (“DEI”)
DEI is a business priority at VMware. Our DEI initiative, VMinclusion, is a business-led effort to attract, develop and retain the multinational, multicultural talent critical to our globally connected business. We are committed to creating a flexible, inclusive environment where everyone is respected and has equal opportunity to succeed. Specifically, we are focused on driving a culture that is inclusive of all forms of diversity: from demographic factors such as race, ethnicity, national origin, gender identity, sexual orientation, disability and veteran status to other critical factors such as function, office location, personality, age and life experience. During fiscal 2023, we included the achievement of our company-wide DEI goals as a component of funding for all bonus-eligible employees. We continued to expand our programs and monitor the impact of our practices on the hiring and retention of talent from underrepresented communities, including women, people with disabilities, veterans and those that self-identify as being part of LGBTQ+ communities.
Our DEI achievements continue to be recognized. We were ranked second overall on the Forbes 2022 The Best Employers for Diversity, recognized by the 2022 Human Rights Campaign Foundation Best Places to Work for LGBTQ Equality and recognized as a 2022 DEI Best Places to Work for Disability Inclusion.
As of the end of fiscal 2023, women represented 30% of our global employees and underrepresented minorities represented 13% of our U.S. employees. Underrepresented minorities at VMware includes U.S.-based persons who self-identify by race or ethnicity as African American or Black, American Indian or Alaska Native, Hispanic or Latino, Native Hawaiian or Pacific Islander.
We are committed to equitable compensation. We know that leveraging the power of human difference starts with equal pay for equal work. We continually analyze compensation globally, accounting for multiple factors that influence pay such as job, grade, tenure, time in job, geographic location and performance. Our most recent data analysis as of September 2022 shows that at VMware, women, in the aggregate and as adjusted for the preceding listed factors, earn 99% of their male counterparts' target cash compensation globally, and underrepresented minorities earn 100% of their white counterparts in the U.S.
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
Trust
VMware is committed to building and protecting trust through responsible governance and transparent business practices. We focus on data privacy and security, both within our own operations and the products we provide to customers. Refer to “Products and Technology Solutions” section above for more information on VMware’s security portfolio.
Oversight and Accountability of ESG
To promote long-term stakeholder value creation and to ensure accountability, we have an ESG governance structure comprised of senior leadership, including senior functional and business leaders (the “ESG Leadership Council”), and executive sponsors, including our Chief Executive, Financial, People and Technology Officers, President and General Counsel (the “ESG Executive Sponsors”), to guide strategy, measure performance and engage with our Board of Directors on ESG matters. The Nominating, Governance and Related Persons Transactions Committee of our Board of Directors meets with our ESG Executive Sponsors at least three times per year to review ESG objectives and their integration into VMware’s strategic objectives and to maintain oversight of progress against the goals set in our 2030 Agenda.
Reporting on ESG
As disclosure expectations and regulatory environments evolve in the jurisdictions around the world in which we operate, we continue to work to align our ESG reporting with emerging ESG disclosure and accounting standards. In fiscal 2023, we continued to be informed by concepts from the Financial Stability Board’s Taskforce for Climate-Related Financial Disclosures (“TCFD”) framework as we further developed our climate change risk assessment, including potential impacts on our global operations. In addition to TCFD, VMware’s ESG self-assessments and goals are informed by ESG reporting frameworks including the Sustainability Accounting Standards Board (“SASB”), Global Reporting Initiative (“GRI”), United Nations Sustainable Development Goals (“SDGs”) and the Principles of the United Nations Global Compact.
VMware has been recognized as a responsible company by being named for the sixth consecutive year to America’s Most Just Companies 2023 by JUST Capital, as well as being ranked in America's Most Trustworthy Companies 2022 by Newsweek.
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
•ESG information;
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The names of our executive officers and their ages as of March 21, 2023, are as follows:

Name	Age	Position(s)
Rangarajan (Raghu) Raghuram	60	Chief Executive Officer
Zane Rowe	52	Chief Financial Officer and Executive Vice President
Sumit Dhawan	48	President
Jean-Pierre Brulard	64	Executive Vice President, Worldwide Sales
Amy Fliegelman Olli	59	Executive Vice President, General Counsel and Secretary
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
If any of these conditions are not satisfied or waived prior to May 26, 2023, which deadline may be extended to November 26, 2023 under certain circumstances, it is possible that the Merger Agreement will be terminated.
Lawsuits have been and may in the future be filed against us and our directors challenging the transaction, and an adverse ruling in any such lawsuit may delay or prevent the consummation of the transaction and result in substantial costs to us.
In connection with the transaction, litigation was previously filed against VMware and its board of directors and has now been dismissed.
However, it is possible that additional litigation against us or our directors may be filed in the future as securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. The outcome of any litigation is uncertain, and any such lawsuits could delay or prevent the consummation of the transaction and result in substantial costs to us. Any such actions may create uncertainty relating to the transaction and may be costly and distracting to management.
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

•We have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover, and devoted substantial commitments of time and resources by our management, which could have otherwise been devoted to day-to-day operations and other opportunities that could have been beneficial to us as an independent company; and
•If certain circumstances that give rise to a termination of the Merger Agreement occur, we may be required to pay Broadcom a termination fee of $1.5 billion.
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
We continue to transition our portfolio from a perpetual license model to subscription and SaaS offerings. During this transition, we are recognizing less revenue up front than we would otherwise recognize under the license agreements through which we have typically sold our established offerings. Additionally, in order to provide customers flexibility, we offer one- and three-year term licenses for certain portions of our portfolio, which have certain characteristics that are similar to subscription products but are accounted for as license and services revenue. Furthermore, during the second half of fiscal 2023, we introduced termination for convenience (“TFC”) clauses with respect to term-based license offerings in certain enterprise agreements (“EAs”). Revenue from such term license offerings subject to TFC clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination. Our transition to these term-based licenses and subscription and SaaS offerings involves various risks that may negatively affect our operating results, including:
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
•Inclusion of the TFC clauses with respect to term license offerings in certain EAs adds uncertainty to our ability to forecast license revenue in any particular period, could significantly increase our customer deposit liability balance in future periods and could cause results in a given period to materially differ from those in prior periods. If a concentration of customers exercise their rights under these TFC clauses in any given period, our subscription and SaaS revenue, subscription and SaaS annual recurring revenue and cash flow results could be materially negatively impacted.
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
The application platform, multi-cloud, digital workspace, networking and security product areas are interrelated and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public and distributed cloud, micro-services, containers, and open source technologies have the potential to erode our profitability.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off premises. A significant percentage of new application development is happening in the public cloud, with providers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. Although we have formed alliances with various public cloud providers to create hybrid and multi-cloud offerings, we continue to face intense competition from these public cloud providers. In fiscal

2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2019, we extended our collaboration with AWS to include VMware Cloud on AWS Outposts to deliver VMware Cloud on AWS as a managed offering in on-premises facilities. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Engine), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers, including AWS and Microsoft, are delivering hybrid cloud hardware solutions with integrated software, such as distributed cloud management, which may be based on specialized technologies sometimes called SmartNICs (smart network interface cards), data processing units (“DPUs”) or infrastructure processing units (“IPUs”). These specialized technologies can take on an array of compute, storage, security and networking functions, enabling greater cloud efficiency and performance gains, as well as security benefits, namely in the form of CPU hardware isolation, that may undergird hybrid cloud offerings like AWS Outposts. Public cloud infrastructure providers have also developed offerings based on servers using Arm CPUs to reduce energy costs, such as AWS Graviton, announced in 2018. To the extent customers and partners, including service providers, choose to adopt co-processor or non-x86-based models to operate native or hybrid cloud environments, demand for VMware’s on-premises, hybrid and multi-cloud products and our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. With respect to AWS, Azure and Google Cloud, PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and DevSecOps (development, security and operations) or “shift-left” practices. These providers may offer services, such as application security testing, application performance monitoring and automation, earlier in the application lifecycle or during development, in addition to during production. While VMware offers Tanzu Observability, which directly competes in this space, competitor DevSecOps offerings may reduce the demand for or put pricing pressure on traditional VMware management and automation product offerings, which are often deployed for production use cases. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation, that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure and developer services. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
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
Other industry alliances. Many of our competitors have entered into or extended partnerships or other strategic relationships to offer more comprehensive virtualization and cloud computing solutions than they individually had offered. We expect these trends to continue as companies attempt to strengthen or maintain their positions in the evolving virtualization infrastructure and enterprise IT solutions industry. For example, Google Cloud is a member of the CrowdXDR Alliance, a CrowdStrike initiative competitive with VMware security offerings that also includes other VMware partners such as Zscaler. Many public cloud infrastructure providers have also entered into strategic partnerships with mobile telecommunications network providers (such as AWS with Verizon and Microsoft Azure with AT&T) to jointly embed distributed cloud infrastructure and management tools into 5G mobile networks as applications are increasingly deployed closer to end users at the “edge.” These alliances may result in more compelling product and service offerings than those we offer.
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT, such as software-based virtualization and hardware-based server, networking and storage solutions, converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in 2019, one of our important partners and customers, IBM, acquired Red Hat, one of our competitors in the cloud native applications space. In 2020, Nvidia acquired Mellanox, a SmartNIC provider, and, similarly, in 2022, AMD acquired Xilinx, an field-programmable gate array (“FPGA”) provider, and Pensando, a DPU provider, giving Nvidia and AMD the potential to offer offloaded, FAC-embedded competitive virtualization, storage, security and networking software to enterprise customers for their on-premises environments. In 2022, Intel formed a partnership with Google Cloud to develop public cloud instances using Intel IPUs, and each of Microsoft Azure and Google Cloud announced agreements with Ampere, an Arm-based CPU provider. Consequently, when such convergences occur, we may find it more difficult to continue to collaborate productively on other projects with these partners, and the advantages we derive from our ecosystem could diminish.
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
Reliance on our relationship with Dell. During the year ended February 3, 2023, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 38% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’

discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 25% of our total revenue during the year ended February 3, 2023. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
•unidentified issues or liabilities that were not discovered during the diligence process, including issues with the acquired or divested business’s intellectual property, product quality, security, privacy and accounting practices, regulatory compliance or legal contingencies;
•lawsuits resulting from an acquisition or disposition or that relate to the acquired business;
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
Sales via our various route-to-market relationships with Dell accounted for 38% of our consolidated revenue during the year ended February 3, 2023, and transactions where Dell acted as an OEM accounted for 14% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the year ended February 3, 2023. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
•localized impacts of the COVID-19 pandemic or other public health crises that persist or flare up in particular regions, such as in India where several of our global support services as well as research and development personnel are located, have in the past and in the future could cause delays or disruptions in certain of our business operations and product development;
•regional impacts of climate change, which increase the risk of extreme weather events, wildfire and drought that can impact local infrastructure such as the reliability of local electrical grids and telecommunications;
•global economic conditions, including inflation, recession and supply chain disruptions, could materially and adversely affect our business, prospects, results of operations, financial condition or cash flows;
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
Our business success depends in part on worldwide economic conditions. The overall demand for and spend on IT may be viewed by our current and prospective customers as discretionary and, in times of economic uncertainty, customers may delay, decrease, reduce the value and duration, or cancel purchases and upgrades of our products and services. Weak economic conditions or significant uncertainty regarding the stability of financial markets related to stock market volatility, inflation, recession, changes in tariffs, trade agreements or governmental fiscal, monetary and tax policies, among others, have in the past and could in the future adversely impact our business, financial condition and operating results. General and ongoing tightening in the credit market, lower levels of liquidity, increases in rates of default and bankruptcy and significant volatility in equity and fixed-income markets could all negatively impact our customers’ purchasing decisions. Adverse developments that affect financial institutions, transactional counterparties or other third parties, such as bank failures, or concerns or speculation about any similar events or risks, could lead to market-wide liquidity problems, which in turn may cause third parties, including customers, to become unable to meet their obligations under various types of financial arrangements as well as general disruptions or instability in the financial markets. Increases in interest rates on credit and debt that would increase the cost of our borrowing could impact our ability to access the capital markets and adversely affect our ability to repay or refinance our outstanding indebtedness, fund future product development and acquisitions or conduct stock buybacks.
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
As of February 3, 2023, we had an aggregate of $10.4 billion of outstanding indebtedness. Additionally, we entered into a $1.5 billion unsecured revolving credit facility during the third quarter of fiscal 2022, which is undrawn.
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
Our current and any future debt may adversely affect our financial condition and future financial results by, among other things, increasing our vulnerability to adverse changes in general economic condition, including exposure to interest rate volatility due to our variable rate indebtedness, and industry conditions, necessitating use or dedication of our expected cash flow from operations to service our indebtedness instead of for other purposes, such as capital expenditures and acquisitions, impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other purposes, and limiting our flexibility in planning for, or reacting to, business changes.
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
In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Act and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results. Further, beginning in fiscal 2023, the 2017 Tax Act eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic expenses and fifteen years for certain foreign expenses. Although the U.S. Congress is considering various legislative options that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. This provision became effective for us beginning in fiscal 2023 and caused an increase in our taxes in that year. If this provision is not deferred, repealed or modified, our cash taxes may further increase in the future.

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
•Hardware, software and applications that we produce or procure from third parties can contain vulnerabilities, such as the Log4J vulnerability reported in December 2021, that have in the past and could in the future interfere with our systems and processes and compromise and introduce vulnerabilities into our products and services.
•Our leadership position in the enterprise security industry, and the widespread use of our services and products in the computing ecosystem, makes us, our employees and contractors and our products a target of threat actors seeking to compromise product security.
•Our large and globally distributed workforce, many of which “work from anywhere,” may increase our exposure to internal threats, social engineering and cyber-attacks.
•Our products, to function as intended, often require heightened permissions within customer environments, and also serve as underlying technology infrastructure for customers’ other systems, making our products more attractive targets for malicious actors, including for example, ransomware attackers such as those engaged in the ESXiArgs campaign exploiting known vulnerabilities in servers running outdated versions of VMware’s ESXi software.
•We are considered an essential supplier in the digital supply chain for the United States government and other entities, including entities operating critical infrastructure, which makes us and our products a target for those seeking to threaten the confidentiality, availability and integrity of critical infrastructure globally.
Cyber-attacks, which are increasing in number and technical sophistication, threaten to misappropriate our proprietary information, cause interruptions of our IT services, introduce or exploit vulnerabilities or introduce malicious files into our IT systems and our products and services for financial gain and unlawful, fraudulent or other malicious purposes, including rendering customers’ core IT infrastructure inoperable. Malicious actors often target company employees and contractors in an effort to compromise our IT systems and products using techniques such as email phishing, credential stuffing, password spraying and social engineering, which risk may be heightened as greater numbers of employees and contractors work remotely. Furthermore, geopolitical tensions, such as the current conflict between Russia and Ukraine, could increase the risk of retaliatory state-sponsored cyber-attacks to exploit vulnerabilities in VMware systems and products. We may not be able to adequately prepare for or mitigate against such attacks, including, among other reasons, because techniques used in such attacks change frequently. This may cause a delay in our detection and response time, which could in turn exacerbate the scope and impact of the compromise of our and our customers’ systems.
Unauthorized actors (external malicious actors, including nation states and individuals sponsored by them, as well as internal actors bypassing internal controls) have penetrated our network security and our website in the past and may do so in the future. Malicious actors are also actively probing our environments for exploitable vulnerabilities, including in open-source components we utilize, and will likely continue doing so in the future. We are increasingly targeted by malicious actors who seek to extort or steal funds from companies and employees. Significant and increasing investments of time, resources and management and Board attention have been, and will continue to be, required to anticipate and address cybersecurity risks and incidents. Accordingly, if our cybersecurity risk management program and those of our contractors, partners and vendors is not effective in protecting against, containing or recovering from breaches, internal threats or other incidents, our ability to conduct our business could be damaged in a number of ways, including:
•Commercially and competitively sensitive business information, such as our intellectual property and other proprietary data, could be stolen, exposed or misused;
•our IT systems could be disrupted, and our ability to conduct our business operations could be severely impeded until they are restored and secured;
•our supply chain may be compromised, which may in turn impact the confidentiality, availability and integrity of our internal or customer-facing systems and products;
•our ability to process and electronically deliver customer orders could be degraded, and our distribution channels could be disrupted, resulting in delays in revenue recognition; and
•personal information or data of our customers, employees and business partners could be compromised, misused or lost.
Should any of the above events occur, or are perceived to have occurred, we could be subject to significant claims for damages or injunctive relief from our customers, partners, vendors, or employees (among others); we could face costly and time-intensive investigations, inquiries or actions by regulators or government policymakers, and sanctions, penalties or injunctive demands from governmental agencies under privacy, data protection, cybersecurity, incident notification, or other laws and regulations; our ability to protect our intellectual property rights could be compromised; our ability to attract and retain customers could be negatively impacted; our reputation and competitive position could be materially harmed; we could face material losses as the result of successful financial cyber-fraud schemes; and we could incur significant costs in order to upgrade our cybersecurity systems, remediate damages and defend the Company in any legal, regulatory, legislative or administrative proceedings. Consequently, our business, financial condition and operating results could be materially adversely affected.
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
As described in Note D to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. In addition, we have already been, and may continue to be, subject to demands, claims and lawsuits arising out of Broadcom’s proposed acquisition of VMware. We may also be subject to demands, claims, lawsuits, regulatory investigations and Congressional inquiries relating to cybersecurity incidents. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, cause us to incur significant expenses, and could result in ancillary consequences that limit our ability to avail ourselves of certain legal benefits or protections for periods of time. For example, as a result of our settlement with the SEC in September 2022, we no longer qualify for well-known seasoned issuer status, we are ineligible for certain private offering exemptions under the Securities Act that would otherwise make our public offerings of debt more efficient and we are unable to rely on protection of the safe harbor provisions of the

U.S. Private Securities Litigation Reform Act of 1995 again until September 2025. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
Any actual or perceived failure by us or our business partners to comply with Data Privacy Laws, the privacy commitments contained in our contracts, or the privacy notices we have posted on our website could subject us to investigations, sanctions, enforcement actions, negative financial consequences, civil and criminal liability or injunctions. For example, failure to comply with the EU’s General Data Protection Regulation requirements may lead to fines of up to €20 million or 4% of the annual global revenues of the infringer, whichever is greater. Additionally, as a technology provider, our customers expect us to demonstrate compliance with current Data Privacy Laws and further make contractual commitments and implement processes to enable the customer to comply with their own obligations under Data Privacy Laws, and our actual or perceived inability to do so may adversely impact sales of our products and services, particularly to customers in highly regulated industries. As a result, our reputation and brand may be harmed, we could incur significant costs, and our financial and operating results could be materially adversely affected.
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
As a result of the Spin-Off, the entities affiliated with Michael Dell (“MSD Stockholders”) and the entities affiliated with Silver Lake Partners (“SLP Stockholders”) became direct beneficial holders of VMware with interests representing 39.5% and 9.8%, respectively, of our outstanding stock, based on the number of shares outstanding as of March 21, 2023. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 65.5% of Dell’s outstanding stock as of

March 21, 2023. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of February 3, 2023, goodwill and amortizable intangible assets were $9.6 billion and $478 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Risks related to rapid climate change, such as extreme weather conditions, sea-level rise, drought, flooding and wildfires, may have an increasingly adverse impact on our business and those of our customers, partners and vendors in the longer term. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change and the impacts of extreme weather events, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change, and unanticipated extreme cold weather has resulted in electrical grid outages in Texas where many of our U.S. employees are located. While this danger currently has a low-assessed risk of disrupting normal business operations in the near term, it has the potential to impact employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events, their impact on critical infrastructure in the U.S. and internationally and their potential to increase political instability in regions where we, our customers, partners and our vendors do business, have the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners, and may cause us to experience higher attrition and additional costs to maintain or resume operations. Climate change and environmental regulations may result in changes in the supply, demand or available sources of energy or other resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business. Additionally, changes in climate in the locations where we operate may increase the costs of powering and cooling the computer hardware we use to develop software and deliver our subscription and SaaS-based offerings as well as the costs of carbon offsets that we may procure from time to time as we pursue our net zero carbon objectives.
Social and ethical issues, including our ability to make progress on our ESG goals and commitments, may result in reputational harm and liability.
In December 2020, we announced our 2030 Agenda, which represents our ESG strategy to drive outcomes of sustainability, equity and trust. Our public commitments include promoting environmental sustainability and decarbonization; human capital development and diversity, equity and inclusion; and cybersecurity, privacy, digital ethics and transparent business practices. Each of these are areas of increasing scrutiny from the investment community, customers, employees, partners, suppliers and communities who expect us to report transparently on our progress. In order to meet expectations from our stakeholders, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”) and the Global Reporting Initiative (“GRI”) as well as potential new disclosure requirements from regulators such as the SEC while we also seek to report timely on progress toward our 2030 Agenda objectives. In order to do so, we are continuing to develop internal operational, information and data assurance systems that will enable us to accurately report on these matters on a timely basis. If we fail to report accurately or on a timely basis or fail to anticipate reporting requirements and expectations in this emerging area, our reputation may be adversely affected, and we could be exposed to increased risk of litigation. Additionally, if we are perceived as failing to make or accurately report on our progress on our ESG goals or to follow through on our commitments, our brand and our reputation may be harmed, we may be exposed to increased risk of litigation, our ability to attract and retain employees may be damaged and our financial performance and stock price may be adversely affected.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.PROPERTIES
As of February 3, 2023, we owned or leased the facilities described below:

Location		Approximate Sq. Ft.		Principal Use(s)
Palo Alto, CA	owned:	1,603,237	(1)	Executive and administrative offices, sales and marketing and R&D
North and Latin American region	leased:	1,661,785		Administrative offices, sales and marketing, R&D and data center
Asia Pacific region	leased:	2,056,720		Administrative offices, sales and marketing, R&D and data center
Europe, Middle East and Africa region	leased:	823,065		Administrative offices, sales and marketing, R&D and data center
(1) Represents all of the right, title and interest purchased in ground leases, which expire in fiscal 2047, covering the property and improvements located at VMware’s Palo Alto, California campus.
We believe that our current facilities will support our employee headcount through fiscal 2024 while working in a distributed manner that empowers our people to work from any location, consistent with business requirements. We review our real estate on an ongoing basis to support our growing employee base and operational excellence.
ITEM 3.    LEGAL PROCEEDINGS
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
Holders
As of March 21, 2023, we had 3,768 holders of record of our Class A Stock.
Dividends
Subsequent to our initial public offering in August 2007, we have not declared or paid regular cash dividends on our common stock.
On November 1, 2021, our spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”), and, in accordance with the related Separation and Distribution Agreement, effective as of April 14, 2021, upon the satisfaction of all conditions and immediately prior to the Spin-Off, we paid an $11.5 billion cash dividend, pro rata, to each of the holders of Class A Stock and Class B convertible common stock (“Class B Stock”), including Dell (the “Special Dividend”) as of October 29, 2021 (the “Record Date”).
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
On October 7, 2021, our Board authorized the repurchase of up to $2.0 billion of our Class A Stock through the end of fiscal 2024, effective on November 1, 2021. As of February 3, 2023, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with our entry into an Agreement and Plan of Merger with Broadcom Inc. on May 26, 2022, we suspended our stock repurchase program and did not repurchase Class A Stock subsequent to the first quarter of fiscal 2023.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on our Class A Stock with the cumulative total return on the S&P 500 Index and the S&P 500 Systems Software index for the period beginning on February 2, 2018 through February 3, 2023, assuming an initial investment of $100. The stockholder return assumes reinvestment of dividends.

Comparison of Cumulative Five Year Total Return
$400
$300
$200
$100
$0
2/2/18
2/1/19
1/31/20
1/29/21
1/28/22
2/3/23
VMware, Inc.
S&P 500 Index
S&P 500 Systems Software Index

	Base Period 2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	2/3/2023
VMware, Inc.	$100.00	$147.64	$145.23	$135.22	$154.43	$145.62
S&P 500 Index	100.00	99.94	121.49	142.45	172.36	163.58
S&P 500 Systems Software Index	100.00	112.15	177.59	243.46	323.99	278.94
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
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal year ending February 2, 2024, and fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 as “fiscal 2024,” “fiscal 2023,” “fiscal 2022” and “fiscal 2021,” respectively. Fiscal 2023 was a 53-week fiscal year, while fiscal 2024, fiscal 2022 and fiscal 2021 are each 52-week fiscal years.
Period-over-period changes are calculated based upon the respective underlying non-rounded data. Unless the context requires otherwise, we are referring to VMware, Inc. and its consolidated subsidiaries when we use the terms “VMware,” the “Company,” “we,” “our” or “us.”

Discussion regarding our financial condition, results of operations and income tax provision for fiscal 2022 as compared to fiscal 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 28, 2022, filed with the SEC on March 24, 2022.
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
During fiscal 2023, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. We expect this trend to continue, and as a result, a greater portion of our revenue will be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. As this trend continues, the rate of growth in our license revenue, which has historically been viewed as a leading indicator of our business performance, has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our combined license and subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth of our remaining performance obligations, will become better indicators of our future growth prospects. In addition, our operating margin was negatively impacted in fiscal 2023 as a result of our incremental investment in our subscription and SaaS portfolio. We expect this trend to continue in fiscal 2024 as we continue our transition to subscription and SaaS.
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
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by our shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. On February 17, 2023, in accordance with the Merger Agreement, we and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to May 26, 2023. If the Closing Effective Date (as defined in the Merger Agreement) has not occurred, similar three-month extensions could be noticed by either party (or mutually) five business days prior to each of May 26 and August 26, 2023. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.

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
The impact of these events on our consolidated financial statements during fiscal 2023 was not material as a percentage of total consolidated revenue, and we do not expect the impact to be material in future periods. We do not expect the cessation of business operations will have an impact on our existing contracts with customers in Russia and Belarus if U.S. and international restrictions and sanctions are lifted. We continue to closely monitor the ongoing situation in Russia and Belarus.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Revenue:
License	$2,835	$3,128	$3,033	$(294)	(9)%	$95	3%
Subscription and SaaS	4,012	3,205	2,587	808	25	617	24
Total license and subscription and SaaS	6,847	6,333	5,620	514	8	713	13
Services:
Software maintenance	5,281	5,356	5,105	(75)	(1)	252	5
Professional services	1,222	1,162	1,042	60	5	120	11
Total services	6,503	6,518	6,147	(15)	—	371	6
Total revenue	$13,350	$12,851	$11,767	$499	4	$1,084	9

Revenue:
United States	$6,528	$6,232	$5,878	$297	5%	$354	6%
International	6,822	6,619	5,889	203	3	730	12
Total revenue	$13,350	$12,851	$11,767	$499	4	$1,084	9
Revenue from our subscription offerings consisted primarily of our VMware Cloud Provider Program cloud-based offerings that are billed to customers on a consumption basis and revenue from VMware Tanzu and other offerings that are billed on a subscription basis. Revenue from our SaaS offerings consisted primarily of our Workspace ONE, VMware Carbon Black Cloud, VMware Aria and VMware Cloud on AWS.
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

Furthermore, during the second half of fiscal 2023, we introduced termination for convenience (“TFC”) clauses with respect to term-based license offerings in certain EAs. Revenue from such term-based license offerings subject to TFC clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination. Any concentration of such sales in any given future period could have a material negative impact on our license revenue in such future periods.
License Revenue
License revenue decreased during fiscal 2023 compared to fiscal 2022, largely due to increased sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses, as we continue to transition our portfolio from a perpetual license model to subscription and SaaS offerings.
Subscription and SaaS Revenue
Subscription and SaaS revenue increased during fiscal 2023 compared to fiscal 2022, primarily due to increased sales of our VMware Aria, Workspace ONE, VMware Cloud on AWS and other major hyperscalers, and VMware Tanzu offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms and any applicable TFC rights are not exercised, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $4.7 billion as of February 3, 2023 and $3.6 billion as of January 28, 2022.
Services Revenue
Software maintenance revenue decreased during fiscal 2023 compared to fiscal 2022, largely due to the continued shift in demand from our on-premises licenses sold with the associated software maintenance to cloud-based solutions. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during fiscal 2023 compared to fiscal 2022. Services we provide through our consultants and technical account managers, and our continued focus on solution deployments, including our networking, security, cloud management and anywhere workspace offerings, contributed to the increase in professional services revenue. Our professional services revenue may vary, as we continue to enable our partners to deliver professional services for our solutions. Further, the timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Unearned license revenue	$21	$19
Unearned subscription and SaaS revenue	4,401	2,669
Unearned software maintenance revenue	6,805	7,208
Unearned professional services revenue	1,516	1,326
Total unearned revenue	$12,743	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of February 3, 2023 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
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
As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
Remaining performance obligations did not include customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, which were included in customer deposits on the consolidated balance sheets and were $681 million as of February 3, 2023.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of February 3, 2023, our total backlog was $72 million, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to license was not material as of February 3, 2023. Backlog excluded from the remaining performance obligations because such contracts are subject to cancellation until the performance obligation is fulfilled was not material as of February 3, 2023.
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
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of revenues and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in headcount and salaries and the extra week in fiscal 2023.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Cost of license revenue	$153	$151	$162	$2	1%	$(11)	(7)%
Stock-based compensation	1	1	1	—	3	—	(14)
Total expenses	$154	$152	$163	$2	1	$(11)	(7)
% of License revenue	5%	5%	5%
Cost of license revenue remained relatively flat in fiscal 2023 compared to fiscal 2022.

Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Cost of subscription and SaaS revenue	$763	$669	$569	$93	14%	$100	18%
Stock-based compensation	25	21	19	5	22	2	9
Total expenses	$788	$690	$588	$98	14	$102	17
% of Subscription and SaaS revenue	20%	22%	23%
Cost of subscription and SaaS revenue increased in fiscal 2023 compared to fiscal 2022. The increase was primarily driven by growth in costs associated with hosted services to support our SaaS offerings of $56 million and growth in cash-based employee-related cost of $30 million, which was primarily driven by incremental growth in headcount. In addition, the increase was driven by increased equipment and depreciation of $23 million. These increases were partially offset by decreased amortization of intangible assets of $26 million.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Cost of services revenue	$1,434	$1,337	$1,193	$98	7%	$143	12%
Stock-based compensation	106	92	99	13	15	(7)	(7)
Total expenses	$1,540	$1,429	$1,292	$112	8	$137	11
% of Services revenue	24%	22%	21%
Cost of services revenue increased in fiscal 2023 compared to fiscal 2022. The increase was primarily due to growth in cash-based employee-related expenses of $73 million, primarily driven by incremental growth in headcount and salaries and the extra week in fiscal 2023, as well as merger-related costs incurred related to our pending acquisition by Broadcom (“Merger-Related Costs”), such as retention compensation incurred to preserve our business organization through the consummation of the merger (“Retention Compensation”) of $17 million during fiscal 2023. The increase was also driven by increased stock-based compensation expense, primarily driven by increased restricted stock unit (“RSU”) awards granted to our employees.

Research and Development Expenses
Research and development expenses include personnel and related overhead costs associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Research and development	$2,701	$2,529	$2,292	$172	7%	$237	10%
Stock-based compensation	616	528	524	88	17	4	1
Total expenses	$3,317	$3,057	$2,816	$260	9	$241	9
% of Total revenue	25%	24%	24%
Research and development expenses increased in fiscal 2023 compared to fiscal 2022. The increase was primarily due to growth in cash-based employee-related expenses of $167 million, primarily driven by incremental growth in salaries and the extra week in fiscal 2023. The increase was also driven by increased stock-based compensation expense of $88 million, primarily driven by increased RSU awards granted to our employees, and increased equipment, depreciation and facilities-related costs of $32 million. These increases were partially offset by increased capitalized internal-use software development costs of $58 million.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Sales and marketing	$4,015	$3,765	$3,389	$249	7%	$375	11%
Stock-based compensation	376	302	322	74	25	(20)	(6)
Total expenses	$4,391	$4,067	$3,711	$324	8	$356	10
% of Total revenue	33%	32%	32%
Sales and marketing expenses increased in fiscal 2023 compared to fiscal 2022. The increase was primarily due to higher commission costs of $83 million, resulting from increased sales volume, and an increase in costs incurred for sales enablement-based initiatives of $75 million. The increase was also driven by increased stock-based compensation of $74 million, primarily driven by increased RSU awards granted to our employees and an increase in cash-based employee-related expenses of $71 million, primarily driven by incremental growth in salaries and the extra week in fiscal 2023. In addition, the increase was driven by increased equipment and depreciation of $28 million and increased Retention Compensation of $15 million. These increases were partially offset by decreased amortization of intangible assets of $23 million.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
General and administrative	$964	$937	$610	$26	3%	$327	54%
Stock-based compensation	166	131	157	35	27	(26)	(17)
Total expenses	$1,130	$1,068	$767	$62	6	$301	39
% of Total revenue	8%	8%	7%
General and administrative expenses increased in fiscal 2023 compared to fiscal 2022. The increase was primarily driven by increased cash-based employee-related expenses of $41 million, primarily driven by an increase in salaries, as well as increased stock-based compensation of $35 million, primarily driven by increased RSU awards granted to our employees. The increase was also driven by Merger-Related Costs of $55 million and Retention Compensation of $32 million. These increases were partially offset by the absence of certain costs incurred during fiscal 2022 related to the Spin-Off, such as legal and advisory fees, of $73 million, as well as decreased costs of $40 million relating to installment payments to certain employees as part of prior period acquisitions, which were subject to the achievement of specified employment conditions.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Investment income	$65	$2	$7	$64	3,867%	$(6)	(78)%
% of Total revenue	—%	—%	—%
Investment income increased in fiscal 2023 compared to fiscal 2022, primarily driven by increased interest income earned on our cash equivalents resulting from higher yields.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Interest expense	$304	$252	$204	$52	21%	$48	24%
% of Total revenue	2%	2%	2%
Interest expense increased in fiscal 2023 compared to fiscal 2022. The increase was primarily driven by the senior unsecured term loan facility on which we drew down on November 1, 2021. Interest expense on the term loan facility was $57 million in fiscal 2023 and was not material in fiscal 2022.
Refer to Note I to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the our outstanding indebtedness.

Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	For the Year Ended			Fiscal Year		Fiscal Year
	February 3,	January 28,	January 29,	2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
Other income (expense), net	$9	$(52)	$191	$60	118%	$(242)	(127)%
% of Total revenue	—%	—%	2%
The change in other income (expense), net in fiscal 2023 compared to fiscal 2022 was primarily driven by changes in gains and losses, whether realized or unrealized, on our investments in equity securities, as well as changes in gains and losses on foreign currency exchange.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to our spin-off from Dell on November 1, 2021 and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. While the adjustments recognized were not material in fiscal 2023, we cannot reasonably predict the amount that we may receive or pay in future periods, which could introduce significant risk of variability to our consolidated statements of income.
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Income tax provision	$478	$265	$324
Effective income tax rate	26.7%	12.7%	13.6%
The change in our effective income tax rate for fiscal 2023 compared to fiscal 2022 was primarily driven by a higher effective income tax rate for fiscal 2023 due to the increase in global intangible low-taxed income (“GILTI”) from the impacts of Internal Revenue Code Section 174 research and development expense capitalization (“Section 174”), which was part of the U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) and became effective beginning in fiscal 2023. As we record impacts of GILTI as a period cost, the capitalization of foreign research and experimental costs in GILTI increases our provision for income taxes. The increase in our effective income tax rate was also driven by a decrease in foreign tax credit (“FTC”) benefit due to the disallowance of credits for certain foreign tax expenses resulting from the final FTC regulations effective for us beginning in fiscal 2023.
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

The Inflation Reduction Act (the “IRA”) was enacted in August 2022, and became effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies. We will continue to evaluate the impact to us as further guidance becomes available.
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
During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, revenue from Dell accounted for 38%, 38% and 35% of our consolidated revenue, respectively. During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 14%, 13% and 12% of total revenue from Dell, respectively, and 5%, 5% and 4% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	February 3,	January 28,	January 29,	February 3,	January 28,
	2023	2022	2021	2023	2022
Reseller revenue	$5,039	$4,764	$4,053	$6,145	$5,550
Internal-use revenue	54	56	63	19	39
Receipts from Dell for collaborative technology projects were not material during the periods presented.
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Customer deposits resulting from transactions with Dell were $766 million and $298 million as of February 3, 2023 and January 28, 2022, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which we pay Dell for services it provides to us.

•Through the end of fiscal 2023, in certain geographic regions where we did not have an established legal entity, we contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by us. The costs incurred by Dell on our behalf related to these employees were charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs are included as expenses on our consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Beginning with the first quarter of fiscal 2024, we no longer contract for such services and support.
•Prior to the Spin-Off, in certain geographic regions, Dell filed a consolidated indirect tax return, which included value added taxes and other indirect taxes collected by us from our customers. We remitted the indirect taxes to Dell, and Dell remitted the tax payment to the foreign governments on our behalf.
•We have agency arrangements with Dell that enable us to sell our subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Purchases and leases of products and purchases of services(1)	$186	$228	$206
Dell subsidiary support and administrative costs	6	38	74
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
We also purchase Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $33 million, $29 million and $60 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
Due To/From Related Parties
Amounts in the current and non-current portions of due from related parties and due to related parties on the consolidated balance sheets as of February 3, 2023 and January 28, 2022 included amounts due to Dell pursuant to the Tax Matters Agreement. Refer to Note O to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Amounts included in the current portion of due from related parties, with the exception of DFS and tax obligations, are settled in cash within 60 days of each quarter-end.
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
Notes Payable to Dell
During the third quarter of fiscal 2022, we repaid the outstanding promissory note payable to Dell of $270 million. During each of fiscal 2022 and fiscal 2021, interest expense on the note payable to Dell was not significant.

Liquidity and Capital Resources
As of the periods presented, we held cash, cash equivalents and short-term investments as follows (table in millions):

	February 3,	January 28,
	2023	2022
Cash and cash equivalents	$5,100	$3,614
Short-term investments	—	19
Total cash, cash equivalents and short-term investments	$5,100	$3,633
Cash equivalents primarily consisted of amounts invested in money market funds. To manage our credit risk, we monitor the diversity and concentration of our portfolio and limit the amount of investments from any issuer or fund.
We continue to expect that cash generated by operations will be our primary source of liquidity. We also continue to believe that existing cash, cash equivalents and our borrowing capacity, together with any cash generated from operations, will be sufficient to fund our operations for at least the next twelve months. While we believe these cash sources will be sufficient to fund our operations, our overall level of cash needs may be affected by capital allocation decisions that may include the number and size of acquisitions, debt repayments and stock repurchases, among other things. In addition, we plan to continue with our balanced capital allocation policy through investing in our product and solution offerings, and acquisitions. Additionally, given the unpredictable nature of our outstanding legal proceedings, an unfavorable resolution of one or more legal proceedings, claims, or investigations could have a negative impact on our overall liquidity.
The 2017 Tax Act imposed a one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of February 3, 2023 was $445 million, which we expect to pay over the next three years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the Tax Agreements, as defined in Note O to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. In addition, changes to Section 174 enacted as part of the 2017 Tax Act require companies to capitalize and amortize research and development expenditures for tax purposes. This provision became effective for us beginning in fiscal 2023 and caused an increase in our taxes in that year. If this provision is not deferred, repealed or modified, our cash taxes may further increase in the future.
Our cash flows summarized for the periods presented were as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Net cash provided by (used in):
Operating activities	$4,300	$4,357	$4,409
Investing activities	(367)	(329)	(713)
Financing activities	(2,469)	(5,135)	(1,957)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,464	$(1,107)	$1,739
Operating Activities
Cash provided by operating activities decreased by $57 million during fiscal 2023 compared fiscal 2022, primarily due to increased cash payments for employee-related expenses, including salaries, bonuses and commissions, resulting primarily from growth in headcount and salaries, as well as higher cash outflows related to operating expenses. The decrease was also driven by increased interest payments related to our unsecured senior notes and term loan facility and increased tax payments compared to fiscal 2022. These increases were offset in part by increased cash collections during fiscal 2023.
Investing Activities
Cash used in investing activities increased by $36 million during fiscal 2023 compared fiscal 2022, primarily driven by an increase in additions to property and equipment and a decrease in sales of investments in equity securities. These activities were offset in part by an increase in proceeds from the disposition of assets.

Financing Activities
Cash used in financing activities decreased by $2.7 billion during fiscal 2023 compared fiscal 2022, primarily driven by the absence of the $11.5 billion Special Dividend paid during fiscal 2022, as well as a decrease of $1.1 billion in cash used for repurchases of shares of our common stock during fiscal 2023, which resulted from the suspension of our stock repurchase program in connection with our entry into the Merger Agreement during the second quarter of fiscal 2023. These activities were offset in part by the absence of aggregate proceeds received in fiscal 2022 of $9.9 billion from the issuance of senior notes and borrowings under the senior unsecured term loan (the “Term Loan”), as well as an increase of $1.8 billion in aggregate repayments towards our Term Loan.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregate net carrying value of $9.2 billion as of February 3, 2023. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During fiscal 2023, fiscal 2022 and fiscal 2021, interest paid for the Senior Notes was $230 million, $185 million and $170 million, respectively.
As of February 3, 2023, the aggregate future principal and interest payments on the outstanding Senior Notes were $10.4 billion, with $1.2 billion payable within 12 months.
Senior Unsecured Term Loan Facility
We have a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided us with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). As of February 3, 2023, the outstanding balance was $1.2 billion, none of which is payable within 12 months. Given the variable nature of the interest on the term loan facilities, including when the repayment will take place, interest payments have not been included in the amount payable in future periods. During fiscal 2023, interest paid for the 2021 Term Loan was $55 million, and was not material during fiscal 2022.
Refer to Note I to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding our outstanding indebtedness.
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
In connection with our entry into the Merger Agreement, we suspended our stock repurchase program, and we did not repurchase Common Stock subsequent to the first quarter of fiscal 2023. Refer to Note P to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for stock repurchase authorizations approved by our board of directors during the periods presented.
Contractual Obligations
In addition to the Senior Notes and the senior unsecured term loan facility discussed earlier, we have other contractual obligations that impact our liquidity. The following represents our other contractual obligations as of February 3, 2023.
•Future Lease Commitments—We have operating and finance leases primarily related to office facilities and equipment. As of February 3, 2023, our future minimum lease payments under non-cancellable operating and finance leases were $1.3 billion, with $185 million payable within 12 months. The amounts exclude legally binding minimum lease payments for leases signed but not yet commenced of $19 million, as well as expected sublease income.
•Purchase Obligations—Our purchase obligations consist of agreements to purchase goods and services entered into in the ordinary course of business. As of February 3, 2023, we had non-cancellable unconditional purchase obligations of $239 million, with $180 million payable within 12 months.
•Tax Obligations and Uncertain Tax Positions—As of February 3, 2023, we expect future cash payments related to the Transition Tax to be $445 million, with $111 million payable within 12 months. As of February 3, 2023, we had $575 million of gross uncertain tax benefits, excluding interest and penalties. The timing of future payments relating to the uncertain tax benefits is highly uncertain. Based on the timing and outcome of examinations of our subsidiaries, the result of the expiration of statutes of limitations for specific jurisdictions or the timing and result of ruling requests from taxing authorities, it is reasonably possible that within the next 12 months total unrecognized tax benefits could be potentially reduced by approximately $15 million.
•Asset Retirement Obligations—Asset retirement obligations represent the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. As of February 3, 2023, we had asset retirement obligations of $22 million, with an immaterial amount payable within 12 months.
Refer to Note D to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for more information on our contractual commitments, guarantees and indemnification obligations.
Critical Accounting Estimates
In preparing our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting estimates set forth below involve a higher degree of judgment and complexity in their application than our other accounting estimates. Our senior management has reviewed our critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions and judgments relative to our critical accounting estimates have not differed materially from actual results. Refer to Note A to the consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information on significant accounting policies used in the preparation of the consolidated financial statements.
Revenue Recognition
We derive revenue from licensing software under perpetual, term-based, and consumption-based contracts and related software maintenance and support, software subscriptions (“subscriptions”), hosted services, training and consulting services. We account for a contract with a customer if all criteria defined by the guidance are met, including collectability of the consideration is probable. At inception of a contract with a customer, we evaluate whether the promised products and services represent distinct performance obligations within the context of the contract. Performance obligations that are both capable of being distinct on their own and distinct within the context of the contract are recognized on their own as distinct performance obligations. Performance obligations under which both of these two criteria are not met are recognized as a combined, single performance obligation. Determining whether our licenses, subscriptions and services are considered distinct performance obligations that should be accounted for separately or together often involves assumptions and significant judgments that can have a significant impact on the timing and amount of revenue recognized.
Revenue is recognized upon transfer of control of licenses, subscriptions or services to our customer in an amount that reflects the consideration we expect to receive in exchange for those licenses, subscriptions or services. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. Licenses that represent distinct performance obligations are recognized at a point in time when the software license keys have been made available to the customer. Licenses sold as part of our subscriptions that do not represent distinct performance obligations are recognized over time along with the associated services that form a combined performance obligation with the software. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. Certain contracts include third-party offerings and revenue may be recognized net of the third-party costs, based upon an assessment as to whether we had control of the underlying third-party offering before it is transferred to the customer.
In addition, revenue from software licenses sold to OEMs is recognized when the sale to the end user occurs. Revenue is recognized upon reporting by the OEMs of their sales, and for the period where information of the underlying sales has not been made available, revenue is recognized based upon estimated sales. Our VCPP partners license on-premises software from us on a monthly basis under a usage-based model. Revenue recognition is based on fees associated with reported license consumption by the VCPP partners and includes estimates for the period when consumption information has not been made available. VCPP partners also purchase hosted services, for which revenue is recognized over time as our partners consume the services or ratably over the contract term, commencing upon provisioning of the service.
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
Cash Flow Hedging Activities. To mitigate our exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, we enter into forward contracts which have maturities of fourteen months or less. As of February 3, 2023 and January 28, 2022, we had outstanding forward contracts with a total notional value of $677 million and $642 million, respectively. The fair value of these forward contracts was not significant as of February 3, 2023 and January 28, 2022.
Forward Contracts Not Designated as Hedges. We enter into forward contracts to offset the foreign currency risk associated with net outstanding monetary asset and liability positions that are traded on a monthly basis and generally have a maturity of one month. As of February 3, 2023 and January 28, 2022, we had outstanding forward contracts with a total notional value of $1.7 billion and $1.5 billion, respectively. The fair value of these forward contracts was not significant as of February 3, 2023 and January 28, 2022.
Sensitivity Analysis. There can be no assurance that our hedging activities will adequately protect us against the risks associated with foreign currency fluctuations. A hypothetical adverse foreign currency exchange rate movement of 10% would have resulted in a potential loss of $233 million in the fair value of our forward contracts as of February 3, 2023. This sensitivity analysis is based on the notional value of our outstanding forward contracts as of February 3, 2023 and disregards any offsetting gain that may be associated with the underlying foreign-currency denominated assets and liabilities that we hedge.
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
Equity Price Risk
Strategic Investments
Our strategic investments include privately held companies that are considered to be in the start-up or development stages and are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of a substantial part of our initial investment in these companies. We account for these investments at cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or a similar security of the same issuer. The evaluation is based on information provided by these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies and as such, the basis for these evaluations is subject to the timing and accuracy of the data provided. The carrying value of VMware’s strategic investments was $87 million and $163 million as of February 3, 2023 and January 28, 2022, respectively.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of VMware, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of VMware, Inc. and its subsidiaries (the “Company”) as of February 3, 2023 and January 28, 2022, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity (deficit) and of cash flows for each of the three years in the period ended February 3, 2023, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 3, 2023 and January 28, 2022, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition — Identifying and Evaluating Terms and Conditions in Certain Contracts

As described in Note A to the consolidated financial statements, the Company derives revenue from licensing software under perpetual, term-based and consumption-based contracts and related software maintenance and support, subscriptions, hosted services, training and consulting services. Revenue is recognized upon transfer of control of licenses, subscriptions or services to the customer in an amount that reflects the consideration the Company expects to receive in exchange for those licenses, services or subscriptions. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. The Company’s contracts with customers may include a combination of licenses, subscriptions, software-as-a-service (“SaaS”) and services that are accounted for as distinct performance obligations. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and accounting for all terms and conditions in certain contracts. For the year ended February 3, 2023, the Company’s total revenue was $13.4 billion.

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
March 28, 2023

We have served as the Company’s auditor since 2007.

VMware, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Revenue(1):
License	$2,835	$3,128	$3,033
Subscription and SaaS	4,012	3,205	2,587
Services	6,503	6,518	6,147
Total revenue	13,350	12,851	11,767
Operating expenses(2):
Cost of license revenue	154	152	163
Cost of subscription and SaaS revenue	788	690	588
Cost of services revenue	1,540	1,429	1,292
Research and development	3,317	3,057	2,816
Sales and marketing	4,391	4,067	3,711
General and administrative	1,130	1,068	767
Realignment	8	1	42
Operating income	2,022	2,387	2,388
Investment income	65	2	7
Interest expense	(304)	(252)	(204)
Other income (expense), net	9	(52)	191
Income before income tax	1,792	2,085	2,382
Income tax provision	478	265	324
Net income	1,314	1,820	2,058
Net income per weighted-average share, basic	$3.11	$4.34	$4.90
Net income per weighted-average share, diluted	$3.09	$4.31	$4.86
Weighted-average shares, basic	423,150	419,504	419,841
Weighted-average shares, diluted	425,860	422,394	423,240
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$1,395	$1,530	$1,598
Subscription and SaaS	1,132	820	524
Services	2,566	2,470	1,994
(2) Includes stock-based compensation as follows:
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	25	21	19
Cost of services revenue	106	92	99
Research and development	616	528	524
Sales and marketing	376	302	322
General and administrative	166	131	157
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Net income	$1,314	$1,820	$2,058
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	—	(1)	(1)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	1	1	—
Net change in fair value of effective foreign currency forward contracts	1	—	(1)
Total other comprehensive income (loss)	1	—	(1)
Comprehensive income, net of taxes	$1,315	$1,820	$2,057
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)

	February 3,	January 28,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$5,100	$3,614
Short-term investments	—	19
Accounts receivable, net of allowance of $9 and $10	2,510	2,297
Due from related parties	2,078	1,438
Other current assets	543	598
Total current assets	10,231	7,966
Property and equipment, net	1,623	1,461
Deferred tax assets	6,157	5,906
Intangible assets, net	478	714
Goodwill	9,598	9,598
Due from related parties	208	199
Other assets	2,942	2,832
Total assets	$31,237	$28,676
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$267	$234
Accrued expenses and other	2,568	2,336
Customer deposits	1,087	470
Current portion of long-term debt	1,000	—
Unearned revenue	7,079	6,479
Due to related parties	390	132
Total current liabilities	12,391	9,651
Long-term debt	9,440	12,671
Unearned revenue	5,664	4,743
Income tax payable	287	242
Operating lease liabilities	845	927
Due to related parties	648	909
Other liabilities	428	409
Total liabilities	29,703	29,552
Contingencies (refer to Note D)
Stockholders’ equity (deficit):
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 426,741 and 418,808 shares	4	4
Additional paid-in capital	1,095	—
Accumulated other comprehensive loss	(4)	(5)
Retained earnings (accumulated deficit)	439	(875)
Total stockholders’ equity (deficit)	1,534	(876)
Total liabilities and stockholders’ equity (deficit)	$31,237	$28,676
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Operating activities:
Net income	$1,314	$1,820	$2,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,234	1,110	1,025
Stock-based compensation	1,290	1,075	1,122
Deferred income taxes, net	(218)	(80)	(152)
(Gain) loss on equity securities and disposition of assets, net	(6)	33	(148)
Loss on extinguishment of debt	2	21	8
Other	5	10	(1)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(218)	(379)	(37)
Other current assets and other assets	(792)	(852)	(879)
Due from related parties	(647)	95	19
Accounts payable	38	98	(69)
Accrued expenses, customer deposits and other liabilities	499	487	518
Income taxes payable	283	28	(68)
Unearned revenue	1,520	908	1,013
Due to related parties	(4)	(17)	—
Net cash provided by operating activities	4,300	4,357	4,409
Investing activities:
Additions to property and equipment	(450)	(386)	(329)
Sales of investments in equity securities	20	77	26
Purchases of strategic investments	(11)	(11)	(29)
Proceeds from disposition of assets	91	14	28
Business combinations, net of cash acquired, and purchases of intangible assets	(17)	(23)	(409)
Net cash used in investing activities	(367)	(329)	(713)
Financing activities:
Proceeds from issuance of common stock	250	270	273
Proceeds from issuance of senior notes, net of issuance costs	—	5,944	1,979
Borrowings under term loan, net of issuance costs	—	3,998	—
Repayment of term loan	(2,250)	(500)	(1,500)
Repayment of current portion of senior notes	—	(1,519)	(1,257)
Repayment of note payable to Dell	—	(270)	—
Repurchase of common stock	(89)	(1,169)	(945)
Shares repurchased for tax withholdings on vesting of restricted stock	(375)	(385)	(412)
Payment for Special Dividend	—	(11,499)	—
Payment to acquire non-controlling interests	—	—	(91)
Principal payments on finance lease obligations	(5)	(5)	(4)
Net cash used in financing activities	(2,469)	(5,135)	(1,957)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,464	(1,107)	1,739
Cash, cash equivalents and restricted cash at beginning of the period	3,663	4,770	3,031
Cash, cash equivalents and restricted cash at end of the period	$5,127	$3,663	$4,770
Supplemental disclosures of cash flow information:
Cash paid for interest	$292	$200	$200
Cash paid for taxes, net	383	331	543
Non-cash items:
Changes in capital additions, accrued but not paid	$(1)	$4	$(10)
Changes in tax withholdings on vesting of restricted stock, accrued but not paid	11	(7)	1
The accompanying notes are an integral part of the consolidated financial statements.

VMware, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(in millions)

	Class A Common Stock		Class B Convertible Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value	Shares	Par Value
Balance, January 31, 2020	110	$1	307	$3	$2,000	$5,009	$(4)	$7,009
Proceeds from issuance of common stock	3	—	—	—	273	—	—	273
Repurchase and retirement of common stock	(7)	—	—	—	(945)	—	—	(945)
Issuance of restricted stock	9	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(413)	—	—	(413)
Stock-based compensation	—	—	—	—	1,116	—	—	1,116
Amount due from tax sharing arrangement	—	—	—	—	(46)	—	—	(46)
Total other comprehensive loss	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	2,058	—	2,058
Balance, January 29, 2021	112	1	307	3	1,985	7,067	(5)	9,051
Proceeds from issuance of common stock	3	—	—	—	270	—	—	270
Repurchase and retirement of common stock	(8)	—	—	—	(983)	(186)	—	(1,169)
Issuance of restricted stock	8	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(378)	—	—	(378)
Stock-based compensation	—	—	—	—	1,096	—	—	1,096
Amount due from tax sharing arrangement	—	—	—	—	(67)	—	—	(67)
Conversion of Class B convertible common stock to Class A common stock	307	3	(307)	(3)	—	—	—	—
Special Dividend	—	—	—	—	(1,923)	(9,576)	—	(11,499)
Net income	—	—	—	—	—	1,820	—	1,820
Balance, January 28, 2022	419	4	—	—	—	(875)	(5)	(876)
Proceeds from issuance of common stock	3	—	—	—	250	—	—	250
Repurchase and retirement of common stock	(1)	—	—	—	(89)	—	—	(89)
Issuance of restricted stock	9	—	—	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	—	—	(386)	—	—	(386)
Stock-based compensation	—	—	—	—	1,320	—	—	1,320
Total other comprehensive income	—	—	—	—	—	—	1	1
Net income	—	—	—	—	—	1,314	—	1,314
Balance, February 3, 2023	427	$4	—	$—	$1,095	$439	$(4)	$1,534

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
Basis of Presentation
The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for annual financial reporting.
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”), and, in accordance with the Separation and Distribution Agreement, effective as of April 14, 2021 (the “Separation Agreement”), upon the satisfaction of all conditions and immediately prior to the Spin-Off, VMware paid an $11.5 billion cash dividend, pro rata, to each of the holders of Class A common stock (“Class A Stock”) and Class B convertible common stock (“Class B Stock”), including Dell (the “Special Dividend”) as of October 29, 2021 (the “Record Date”). VMware funded the Special Dividend in part through the $10.0 billion of indebtedness incurred during fiscal 2022, including $6.0 billion in the senior notes that VMware issued in August 2021 and $4.0 billion in aggregate drawdowns on its senior unsecured term loan facilities on November 1, 2021. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one fully paid and non-assessable share of Class A Stock.
As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 39.7% and 9.9%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of February 3, 2023. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
The fiscal year for VMware is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. The Company refers to its fiscal years ended February 3, 2023, January 28, 2022 and January 29, 2021 as “fiscal 2023,” “fiscal 2022,” and “fiscal 2021,” respectively. Fiscal 2023 was a 53-week fiscal year, while fiscal 2022 and fiscal 2021 were each 52-week fiscal years.
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
Broadcom Merger Agreement
On May 26, 2022, VMware entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of Class A Stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the effective time of the transaction will be converted into the right to receive, at the election of the holder of such share of Class A Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

“Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock”, and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Class A Stock entitled to receive the Cash Consideration and the total number of shares of Class A Stock entitled to receive the Stock Consideration will, in each case, be equal to 50% of the aggregate number of shares of Class A Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Class A Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and the Company. On February 17, 2023, in accordance with the Merger Agreement, the Company and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to May 26, 2023. If the Closing Effective Date (as defined in the Merger Agreement) has not occurred, similar three-month extensions could be noticed by either party (or mutually) five business days prior to each of May 26 and August 26, 2023.
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by VMware shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the transaction is consummated, the Class A Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
Revenue Recognition
VMware derives revenue from licensing software under perpetual, term-based and consumption-based contracts and related software maintenance and support, subscriptions, hosted services, training and consulting services. VMware accounts for a contract with a customer if all criteria defined by ASC 606, Revenue from Contracts with Customers are met, including that collectability of the consideration is probable. At inception of a contract with a customer, the Company evaluates whether the promised products and services represent distinct performance obligations within the context of the contract. Performance obligations that are both capable of being distinct on their own and distinct within the context of the contract are recognized on their own as distinct performance obligations. Performance obligations under which both of these two criteria are not met are recognized as a combined, single performance obligation. Determining whether the Company’s licenses, subscriptions and services are considered distinct performance obligations that should be accounted for separately or together often involves assumptions and significant judgments that can have a significant impact on the timing and amount of revenue recognized.
Revenue is recognized upon transfer of control of licenses, subscriptions or services to the customer in an amount that reflects the consideration VMware expects to receive in exchange for those licenses, services or subscriptions. Control of a promised license, subscription or service may be transferred to a customer either at a point in time or over time, which affects the timing of revenue recognition. VMware’s contracts with customers may include a combination of licenses, subscriptions, software-as-a-service (“SaaS”) and services that are accounted for as distinct performance obligations. Licenses that represent distinct performance obligations are recognized at a point in time when the software license keys have been made available to the customer. Licenses sold as part of the Company’s subscriptions that do not represent distinct performance obligations are recognized over time along with the associated services that form a combined performance obligation with the software. Management assesses relevant contractual terms in contracts with customers and applies significant judgment in identifying and

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

accounting for all terms and conditions in certain contracts. Certain contracts include third-party offerings and revenue that may be recognized net of the third-party costs, based upon an assessment as to whether VMware had control of the underlying third-party offering before it is transferred to the customer. Revenue is recognized net of any taxes invoiced to customers, which are subsequently remitted to governmental authorities.
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
Subscription and SaaS Revenue
VMware’s subscription and SaaS revenue consists of hosted services, consumption based licensing under VMware Cloud Provider Program (“VCPP”) offerings and certain license sales of its software platform with open source licenses or offerings under which licenses and services are accounted for as combined performance obligations.
VMware’s hosted services consist of certain software offerings sold as a service-based technology without the customer’s ability to take possession of the software over the subscription term. Hosted services are recognized as SaaS revenue over time as customers consume the services or ratably over the contract term, commencing upon provisioning of the service.
VCPP partners license on-premises software from VMware on a monthly basis under a usage-based model. Generally, contracts with VCPP partners include cancellation rights. Revenue recognition is based on fees associated with reported license consumption by the VCPP partners and includes estimates for the period when consumption information has not been made available. Additionally, VCPP partners also purchase hosted services and revenue is recognized over time as the Company’s partners consume the services or ratably over the contract term, commencing upon provisioning of the service.
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
During the second half of fiscal 2023, VMware introduced termination for convenience (“TFC”) clauses with respect to term-based license offerings in certain enterprise agreements (“EAs”). Revenue from such term-based license offerings subject to TFC clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Foreign Currency Remeasurement and Translation
The United States (“U.S.”) dollar was the functional currency of VMware’s foreign subsidiaries during the years ended February 3, 2023 and January 28, 2022. During the year ended January 29, 2021, the U.S. dollar was the functional currency for the majority of VMware’s foreign subsidiaries, except for certain foreign subsidiaries associated with the acquisition of Pivotal Software, Inc. (“Pivotal”) during fiscal 2020, many of which were wound down during fiscal 2021. Assets and liabilities are translated into U.S. dollars at exchange rates in effect at the balance sheet date. VMware records net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange gains and losses in other income (expense), net on the consolidated statements of income. These gains and losses are net of those recognized on foreign currency forward

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

contracts (“forward contracts”) not designated as hedges that VMware enters into to partially mitigate its exposure to foreign currency fluctuations.
Cash and Cash Equivalents and Restricted Cash
Cash equivalents consist of money market funds and time deposits with maturities of 90 days or less from date of purchase.
Cash balances that are restricted pursuant to the terms of various agreements are classified as restricted cash and included in other current assets and other assets in the accompanying consolidated balance sheets. Refer to Note H for more information.
Investments in Equity Securities
VMware holds equity securities in privately held companies. VMware elected to measure securities in privately held companies at cost, less impairment, if any, adjusted upward or downward for observable price changes in orderly transactions for the identical or a similar security of the same issuer. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
Allowance for Credit Losses
VMware maintains an allowance for credit losses for estimated losses on uncollectible accounts receivable. VMware determines the allowance based on various factors such as historical experience, the age of the receivable and current economic conditions that may affect customers’ ability to pay. The allowance for credit losses was not significant as of February 3, 2023 and January 28, 2022.
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
Business Combinations
For business combinations, VMware recognizes the identifiable assets acquired, the liabilities assumed and any non-controlling interests in an acquiree, which are measured based on the acquisition date fair value. Goodwill is measured as the excess of consideration transferred over the net amounts of the identifiable tangible and intangible assets acquired and the liabilities assumed at the acquisition date.

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
During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, the Company contributed $237 million, $227 million and $176 million, respectively, to its defined contribution plans.
Advertising
Advertising costs are expensed as incurred. Advertising expense was $24 million, $35 million and $33 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
Net Income Per Share
Basic net income per share is calculated using the weighted-average number of shares of VMware’s common stock outstanding during the period. Diluted net income per share is calculated using the weighted-average number of shares of common stock, including the dilutive effect of equity awards using the treasury stock method. Prior to the Spin-Off, VMware used the two-class method to calculate net income per share. Since both classes shared the same rights in dividends, basic and diluted earnings per share were the same for both Class A Stock and Class B Stock. Automatically as a result of the Spin-Off, each share of Class B Stock converted into one share of Class A Stock and Class A Stock became, and remains, the sole outstanding class of VMware common stock, and, as a result, the two-class method is no longer applicable to the Company’s calculation of net income per share.
Concentrations of Risks
Financial instruments, which potentially subject VMware to concentrations of credit risk, consist principally of cash and cash equivalents, short-term investments and accounts receivable. Cash on deposit with banks may exceed the amount of insurance provided on such deposits. These deposits may be redeemed upon demand. To manage VMware’s credit risk, the Company monitors the diversity and concentration of its portfolio and limits the amount of investments from any issuer or fund.
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
One distributor accounted for 12% and 11% of VMware’s accounts receivable balance, respectively, as of February 3, 2023 and January 28, 2022. A second distributor accounted for 10% and 12% of VMware’s accounts receivable balance, respectively, as of February 3, 2023 and January 28, 2022. A third distributor accounted for 10% and 11% of VMware’s accounts receivable balance, respectively, as of February 3, 2023 and January 28, 2022.
Dell accounted for 38%, 38% and 35% of revenue during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. In addition to Dell, one distributor accounted for 11% of revenue, respectively, during the year ended January 29, 2021.
Accounting for Stock-Based Compensation
Stock-based compensation is measured at fair value on the grant date and recognized as expense, net of estimated forfeitures, over the requisite service period. Forfeitures are estimated using historical information and revised in subsequent periods if actual forfeitures differ from those estimates.
VMware restricted stock, including performance stock unit (“PSU”) awards, are valued based on the Company’s stock price on the date of grant. For those awards that have a graded vesting schedule and only contain a service-based vesting

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

condition, compensation cost is recognized, net of estimated forfeitures, on a straight-line basis over the requisite service period of the entire award.
PSU awards vest if a service-based vesting condition and a performance-based vesting condition are met. If minimum VMware-designated performance targets are achieved and the requisite service is rendered, each PSU award will convert into VMware’s Class A Stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance targets are not achieved, then no shares will be issued. Based upon the probable outcome of the performance condition and the expected level of achievement, compensation cost is recognized, net of estimated forfeitures, on a straight-line basis over the award’s requisite service period. The expected level of achievement is reassessed over the performance period and, to the extent that the expected level of achievement changes, compensation cost is adjusted and recorded on the consolidated statements of income. The remaining unrecognized compensation cost is recognized over the remaining requisite service period.
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
Recently Adopted Accounting Standards
In November 2021, the Financial Accounting Standards Board issued ASU 2021-10, Government Assistance (Topic 832), requiring annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. VMware adopted this standard during the fourth quarter of fiscal 2023 on a prospective basis. The standard did not have a material impact on the Company’s consolidated financial statements during the year ended February 3, 2023.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Receivables
VMware records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of invoicing to customers.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Payment terms and conditions vary based on contract type and payment is generally required within 30 to 45 days from date of invoicing. Certain performance obligations may require payment before delivery of the license or service to the customer.
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the consolidated balance sheets. Contract assets were $33 million and $36 million as of February 3, 2023 and January 28, 2022, respectively. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services.
Customer Deposits
Customer deposits include prepayments from customers related to amounts received for contracts that include certain cancellation rights, such as termination for convenience. If customers do not exercise their cancellation rights, amounts in customer deposits will be recognized as revenue over time, in accordance with the performance obligations of the contracts and transfer of control of these obligations. Unredeemed, prepaid credits eligible for consumption of VMware’s hosted services (“cloud credits”) are also included in customer deposits. Upon customers’ redemption of cloud credits, the net value of the consumed credits is classified as unearned revenue and recognized as revenue over time, in accordance with the Company’s transfer of control of the hosted services.
As of February 3, 2023, customer deposits of $1.1 billion were included in current liabilities on the consolidated balance sheets and primarily consisted of customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, of $681 million and cloud credits of $405 million. In addition, customer deposits of $182 million were included in other liabilities on the consolidated balance sheets and primarily consisted of cloud credits.
As of January 28, 2022, customer deposits related to customer prepayments and cloud credits of $470 million were included in current liabilities, and $166 million were included in other liabilities on the consolidated balance sheets.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of February 3, 2023 and January 28, 2022 were not material and $17 million, respectively. Deferred commissions included in other assets were $1.5 billion and $1.2 billion as of February 3, 2023 and January 28, 2022, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the consolidated statements of income and was $642 million, $517 million and $437 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Unearned license revenue	$21	$19
Unearned subscription and SaaS revenue	4,401	2,669
Unearned software maintenance revenue	6,805	7,208
Unearned professional services revenue	1,516	1,326
Total unearned revenue	$12,743	$11,222
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of February 3, 2023 was approximately

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the year ended February 3, 2023 were $10.5 billion and $9.0 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Total billings and revenue recognized during the year ended January 28, 2022 were $9.1 billion and $8.2 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the year ended January 29, 2021 was $7.4 billion, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% is expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of January 28, 2022, the aggregate transaction price allocated to remaining performance obligations was $12.0 billion, of which approximately 57% was expected to be recognized as revenue during fiscal 2023 and the remainder thereafter.
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
During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, revenue from Dell accounted for 38%, 38% and 35% of VMware’s consolidated revenue, respectively. During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, revenue recognized on transactions where Dell acted as an OEM accounted for 14%, 13% and 12% of total revenue from Dell, respectively, and 5%, 5% and 4% of VMware’s consolidated revenue, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and receipts, and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue and Receipts			Unearned Revenue
	For the Year Ended			As of
	February 3,	January 28,	January 29,	February 3,	January 28,
	2023	2022	2021	2023	2022
Reseller revenue	$5,039	$4,764	$4,053	$6,145	$5,550
Internal-use revenue	54	56	63	19	39
Receipts from Dell for collaborative technology projects were not material during the periods presented.
Customer deposits resulting from transactions with Dell were $766 million and $298 million as of February 3, 2023 and January 28, 2022, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:
•VMware purchases and leases products and purchases services from Dell.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, in connection with which VMware pays Dell for services provided to VMware by Dell.
•Through the end of fiscal 2023, in certain geographic regions where VMware did not have an established legal entity, VMware contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees were charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs were included as expenses on VMware’s consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses.
•Prior to the Spin-Off, in certain geographic regions, Dell filed a consolidated indirect tax return, which included value added taxes and other indirect taxes collected by VMware from its customers. VMware remitted the indirect taxes to Dell, and Dell remitted the tax payment to the foreign governments on VMware’s behalf.
•VMware has agency arrangements with Dell that enable VMware to sell its subscriptions and services, leveraging the Dell enterprise relationships and end customer contracts.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Purchases and leases of products and purchases of services(1)	$186	$228	$206
Dell subsidiary support and administrative costs	6	38	74
(1) Amount includes indirect taxes that were remitted to Dell during the periods presented.
VMware also purchases Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $33 million, $29 million and $60 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Due To/From Related Parties
Amounts in the current and non-current portions of due from related parties and due to related parties on the consolidated balance sheets as of February 3, 2023 and January 28, 2022 included amounts due to Dell pursuant to the Tax Matters Agreement, effective April 14, 2021 (the “Tax Matters Agreement”). Refer to Note O for more information.
Amounts included in the current portion of due from related parties, with the exception of DFS and tax obligations, are settled in cash within 60 days of each quarter-end.
Special Dividend
On November 1, 2021, VMware paid an $11.5 billion Special Dividend, pro rata, to each of the holders of Class A Stock and Class B Stock, including Dell, as of the Record Date. Based upon the number of shares of common stock held by Dell as of the Record Date, approximately $9.3 billion in cash was paid to Dell. Refer to Note A for more information regarding the Spin-Off.
Notes Payable to Dell
During the third quarter of fiscal 2022, VMware repaid the outstanding promissory note payable to Dell of $270 million. During each of the years ended January 28, 2022 and January 29, 2021, interest expense on the note payable to Dell was not significant.
D. Commitments and Contingencies
Litigation
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). Separately, on June 4, 2020, purported Pivotal stockholder Kenia Lopez filed a lawsuit in the Court against Dell, VMware, Michael Dell, Robert Mee and Cynthia Gaylor (the “Lopez Action”), which alleges breach of fiduciary duty and aiding and abetting, all tied to VMware’s acquisition of Pivotal. On July 16, 2020, purported Pivotal stockholder Stephanie Howarth filed a similar lawsuit against the same defendants asserting similar claims (the “Howarth Action”). On August 14, 2020, the Court entered an order consolidating the Appraisal Action, the Lopez Action and the Howarth Action into a single action (the “Consolidated Action”) for all purposes including pretrial discovery and trial. On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. On May 2, 2022, parties in the Lopez Action agreed to a settlement term sheet, which includes a $43 million settlement payment that will be fully funded by insurance. Accordingly, as of April 29, 2022, an estimated loss accrual of $43 million was recorded to accrued expenses and other on the consolidated balance sheet, with a corresponding asset recorded to other current assets for the amount to be paid by insurance. During the third quarter of fiscal 2023, a portion of the settlement for the Lopez Action was paid directly by the insurance provider. As the Company substantially satisfied all of its obligations associated with the settlement, the remaining loss accrual, along with the corresponding asset, were derecognized as of February 3, 2023. A trial for the Appraisal Action took place in July 2022. A post-trial hearing was held on December 13, 2022, and the parties are awaiting the Court’s decision. The Company is unable at this time to assess whether or to what extent it may be found liable in the Appraisal Action and, if found liable, what the damages may be and believes a loss is not probable and not reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) for allegedly infringing two patents and three trademarks. On October 22, 2019, VMware filed a separate lawsuit against Cirba Inc. in the United States District Court for the Eastern District of Virginia for infringing four additional VMware patents, and Cirba filed a counterclaim alleging infringement of an additional Cirba patent. On January 24, 2020, a jury returned a verdict that VMware had willfully infringed Cirba’s two patents and awarded approximately $237 million in damages. VMware accrued a total of $237 million as of January 31, 2020, which reflected the estimated losses that were considered both probable and reasonably estimable at that time. The amount accrued for this matter was included in accrued expenses and other on the consolidated balance sheet as of January 31, 2020 and the charge was included in general and administrative expense on the consolidated statements of income during the year ended January 31, 2020. On December 21, 2020, the Delaware Court granted VMware’s request for a new trial and set aside the verdict and damages award (“Post-Trial Order”). Thereafter, all claims and counterclaims were consolidated into a single action for all purposes. Each party has filed dispositive motions, a pre-trial conference is scheduled for April 6, 2023 and the trial is scheduled to begin on April 24, 2023. Separately, VMware filed challenges with the U.S. Patent and Trademark Office against each of the four patents that are the subject of Cirba’s allegations. All of the challenges were granted and the status of the reviews are as follows: (i) one patent survived the ex parte reexam with all challenged claims remaining valid; (ii) one patent

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

remains under ex parte reexam review following an initial office action wherein the examiner found all claims invalid; (iii) one patent was found invalid via an inter partes review via a Final Written Decision (which remains subject to appeal) issued by the Patent Trial and Appeal Board; and (iv) one patent was found invalid via a post-grant review (which remains subject to appeal). As of January 29, 2021, the Company reassessed its estimated loss accrual based on the Post-Trial Order and determined that a loss was not probable and not reasonably estimable with respect to the consolidated action. Accordingly, the estimated loss accrual of $237 million recorded on the consolidated balance sheets was derecognized, with the credit included in general and administrative expense on the consolidated statements of income during the year ended January 29, 2021. The Company is unable at this time to assess whether, or to what extent, it may be found liable and, if found liable, what the damages may be. The Company intends to vigorously defend against this matter.
In December 2019, the staff of the Enforcement Division of the SEC requested documents and information related to VMware’s backlog and associated accounting and disclosures. On September 12, 2022, the Company announced that it reached a settlement with the SEC to resolve a previously disclosed investigation related to the Company’s backlog disclosures in public filings for its 2019 and 2020 fiscal years, which ran from February 3, 2018 through January 31, 2020. Under the terms of the settlement, the Company agreed to pay an immaterial civil monetary penalty without admitting or denying the SEC’s findings, which relate to the Company's disclosures. The SEC Staff has confirmed that it does not intend to recommend enforcement action against any current or former VMware officers or other members of management in connection with the investigation, and this settlement concludes the matter. As a result of the settlement, until September 2025 the Company (i) no longer qualifies as a well-known seasoned issuer, (ii) is ineligible for certain private offering exemptions under the Securities Act and (iii) is unable to rely on the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995.
On June 2, 2020, WSOU Investments LLC (doing business as Brazos Licensing & Development) (“WSOU”) filed four patent infringement lawsuits against VMware (also naming Dell and EMC) in the United States District Court for the Western District of Texas (the “Texas Court”), asserting one patent in each lawsuit. The Texas Court consolidated the four lawsuits for all purposes. During the course of the lawsuit, WSOU dropped one of the asserted patents and on February 21, 2023 trial began for the remaining three patents, with WSOU seeking certain damages. On the first day of trial, the court granted summary judgment of non-infringement as to two patents, leaving one patent to continue with at trial. At the conclusion of the Plaintiff’s case, the Court granted VMware’s motion for a directed verdict. The Court’s rulings are subject to appeal. In the event of an appeal, the Company intends to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of February 3, 2023, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its consolidated financial statements.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Contractual Commitments
VMware’s minimum contractual commitments as of February 3, 2023 were as follows (table in millions):

	Purchase Obligations	Asset Retirement Obligations	Total
2024	$180	$1	$181
2025	50	4	54
2026	7	2	9
2027	1	10	11
2028	1	—	1
Thereafter	—	5	5
Total	$239	$22	$261
VMware’s contractual commitments also include principal payments on the unsecured senior notes and senior unsecured term loan facilities, leased office facilities and equipment under various lease arrangements and tax obligations. Refer to Note I for more information on VMware’s debt commitments, Note M for more information on VMware’s lease commitments and Note O for more information on VMware’s tax obligations.
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
Additionally, following the Spin-Off, VMware and Dell have agreed to indemnify one another pursuant to the Tax Matters Agreement for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Refer to Note O for more information.
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

E. Business Combinations, Definite-Lived Intangible Assets, Net and Goodwill
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
Other Fiscal 2021 Acquisitions
During the year ended January 29, 2021, VMware completed five other acquisitions, which were not material, individually or in aggregate, to the consolidated financial statements. VMware expected these acquisitions to primarily enhance its product features and capabilities for its VMware Carbon Black Cloud and VMware Aria Operations offerings. The aggregate purchase price for these five acquisitions, net of cash acquired, was $62 million.
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
Definite-Lived Intangible Assets, Net
The following table summarizes the changes in the carrying amount of definite-lived intangible assets during the periods presented (table in millions):

	February 3,	January 28,
	2023	2022
Balance, beginning of the year	$714	$993
Additions related to business combinations and purchases of intangible assets	18	24
Amortization expense	(254)	(303)
Balance, end of the year	$478	$714

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	February 3, 2023
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$819	$(623)	$196
Customer relationships and customer lists	11.9	632	(371)	261
Trademarks and tradenames	6.8	69	(48)	21
Total definite-lived intangible assets		$1,520	$(1,042)	$478

	January 28, 2022
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$836	$(501)	$335
Customer relationships and customer lists	11.5	721	(376)	345
Trademarks and tradenames	7.7	131	(97)	34
Total definite-lived intangible assets		$1,688	$(974)	$714
Amortization expense on definite-lived intangible assets was $254 million, $303 million and $328 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
Based on intangible assets recorded as of February 3, 2023 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

2024	$205
2025	112
2026	72
2027	42
2028	14
Thereafter	33
Total	$478
Goodwill
The following table summarizes the changes in the carrying amount of goodwill during the periods presented (table in millions):

	February 3,	January 28,
	2023	2022
Balance, beginning of the year	$9,598	$9,599
Change in goodwill due to business combinations and related adjustments	—	(1)
Balance, end of the year	$9,598	$9,598
F. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding and potentially dilutive securities outstanding during the period, using the treasury stock method. Potentially dilutive securities primarily include unvested restricted stock, which includes restricted stock

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

units (“RSU”) and PSU awards, and stock options, including purchase options under VMware’s employee stock purchase plan. Securities are excluded from the computation of diluted net income per share if their effect would be anti-dilutive.
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Net income	$1,314	$1,820	$2,058

Weighted-average shares of common stock, basic	423,150	419,504	419,841
Effect of other dilutive securities	2,710	2,890	3,399
Weighted-average shares of common stock, diluted	425,860	422,394	423,240
Net income per weighted-average share of common stock, basic	$3.11	$4.34	$4.90
Net income per weighted-average share of common stock, diluted	$3.09	$4.31	$4.86
The following table sets forth the weighted-average common share equivalents of Class A Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Anti-dilutive securities:
Employee stock options	65	57	150
RSUs	535	463	5,038
Total	600	520	5,188
G. Realignment
During the second quarter of fiscal 2023, in response to Russian military actions in Ukraine, VMware approved a plan to cease business operations in Russia. As a result of this action, approximately 80 positions were eliminated during the second quarter of fiscal 2023. Related realignment expenses recognized on the consolidated statements of income during the year ended February 3, 2023 were not significant and primarily included severance-related costs. Actions associated with this plan were substantially complete by the end of fiscal 2023.
During the third quarter of fiscal 2021, VMware approved a plan to streamline its operations and better align resources with its business priorities. As a result of this action, during the year ended January 29, 2021, approximately 280 positions were eliminated and $42 million of severance-related realignment expenses were recognized on the consolidated statements of income. Actions associated with this plan were substantially complete by the end of fiscal 2021.
During the fourth quarter of fiscal 2020, VMware approved a plan to streamline its operations, with plans to better align business priorities and shift positions to lower cost locations. As a result of these actions, during the year ended January 31, 2020, approximately 1,100 positions were eliminated and $79 million of severance-related realignment expenses were recognized on the consolidated statements of income. Actions associated with this plan were completed during fiscal 2021.
The following tables summarize the activity for the accrued realignment expenses during the year ended January 29, 2021 (table in millions):

	For the Year Ended January 29, 2021
	Balance as of January 31, 2020	Realignment Expense	Utilization	Balance as of January 29, 2021
Severance-related costs	$74	$42	$(113)	$3

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

H. Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
Cash and Cash Equivalents
Cash and cash equivalents totaled $5.1 billion and $3.6 billion as of February 3, 2023 and January 28, 2022, respectively. Cash equivalents were $4.3 billion as of February 3, 2023 and consisted of money-market funds of $4.2 billion and time deposits of $19 million. Cash equivalents were $3.0 billion as of January 28, 2022 and consisted of money-market funds of $3.0 billion and time deposits of $34 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	February 3,	January 28,
	2023	2022
Cash and cash equivalents	$5,100	$3,614
Restricted cash within other current assets	24	43
Restricted cash within other assets	3	6
Total cash, cash equivalents and restricted cash	$5,127	$3,663
Amounts included in restricted cash primarily relate to certain employee-related benefits, as well as amounts related to installment payments to certain employees as part of acquisitions, subject to the achievement of specified future employment conditions.
Short-Term Investments
As of January 28, 2022, short-term investments totaled $19 million and consisted of marketable equity securities. These short-term investments were sold during the first quarter of fiscal 2023. Refer to Note J for more information regarding the Company’s marketable equity securities.
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
VMware also issued unsecured senior notes on April 7, 2020 (the “2020 Senior Notes”) and on August 21, 2017 (the “2017 Senior Notes,” collectively with the 2020 Senior Notes and 2021 Senior Notes, the “Senior Notes”).

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	February 3,	January 28,	Effective Interest Rate
	2023	2022
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(12)	(15)
Less: unamortized debt issuance costs	(46)	(61)
Net carrying amount	$9,192	$9,174
Current portion of long-term debt	$1,000	$—
Long-term debt	8,192	9,174
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
Beginning on February 15, 2022, interest on the 2021 Senior Notes became payable semiannually in arrears, on February 15 and August 15 of each year. Beginning on November 15, 2020, interest on the 2020 Senior Notes became payable semiannually in arrears, on May 15 and November 15 of each year. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Beginning on February 21, 2018, interest on the 2017 Senior Notes became payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $247 million, $240 million and $183 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The future principal payments for the next five fiscal years and thereafter for the Senior Notes as of February 3, 2023 were as follows (amounts in millions):

2024	$1,000
2025	1,250
2026	750
2027	1,500
2028	1,750
Thereafter	3,000
Total	$9,250
Refer to Note C for disclosure regarding the note payable to Dell.
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). On November 1, 2021, the Company drew down an aggregate of $4.0 billion, which was used to fund a portion of the Special Dividend in connection with the Spin-Off. During the years ended February 3, 2023 and January 28, 2022, the Company repaid $2.3 billion and $500 million, respectively. As of February 3, 2023 and January 28, 2022, the outstanding balance on the 2021 Term Loan of $1.2 billion and $3.5 billion, respectively, net of unamortized debt issuance cost, was included in long-term debt on the consolidated balance sheets. As of February 3, 2023, the weighted-average interest rate on the outstanding 2021 Term Loan was 5.34%.
On September 26, 2019, VMware entered into a senior unsecured term loan facility (the “2019 Term Loan”) with a syndicate of lenders that provided the Company with a borrowing capacity of up to $2.0 billion through February 7, 2020 for general corporate purposes. During the year ended January 31, 2020, the Company drew down an aggregate of $3.4 billion and repaid an aggregate of $1.9 billion. During the year ended January 29, 2021, VMware repaid the outstanding balance of $1.5 billion on the 2019 Term Loan.
The 2021 Term Loan, together with the 2019 Term Loan (the “Term Loan”) contain certain representations, warranties and covenants. Interest expense for the Term Loan, including amortization of issuance costs, was $57 million and $17 million during the years ended February 3, 2023 and January 29, 2021, respectively, and was not significant during the year ended January 28, 2022.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of February 3, 2023 and January 28, 2022, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the years ended February 3, 2023 and January 28, 2022.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	February 3, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$4,250	$—	$4,250
Time deposits(1)	—	19	19
Total cash equivalents	$4,250	$19	$4,269

	January 28, 2022
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$2,998	$—	$2,998
Time deposits(1)	—	34	34
Total cash equivalents	$2,998	$34	$3,032
Short-term investments:
Marketable equity securities	$19	$—	$19
Total short-term investments	$19	$—	$19
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.5 billion and $9.3 billion as of February 3, 2023 and January 28, 2022, respectively. The fair value of the 2021 Term Loan approximated its carrying value as of February 3, 2023 and January 28, 2022. Fair value for each of the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a non-qualified deferred compensation plan (the “NQDC Program”) for eligible employees, which allows participants to defer payment of part or all of their compensation. There is no net impact to the consolidated statements of income under the NQDC Program since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with the NQDC Program have not been included in the above tables. Assets associated with the NQDC Program were the same as the liabilities at $166 million and $162 million as of February 3, 2023 and January 28, 2022, respectively, and were included in other assets on the consolidated balance sheets. Liabilities associated with the NQDC Program included in accrued expenses and other on the consolidated balance sheets were $16 million as of February 3, 2023 and January 28, 2022. Liabilities associated with the NQDC Program included in other liabilities on the consolidated balance sheets were $150 million and $146 million as of February 3, 2023 and January 28, 2022, respectively.
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
The carrying value at the time of sale for the investments sold during the years ended February 3, 2023, January 28, 2022 and January 29, 2021 was $19 million, $83 million and $26 million, respectively. The gain or loss recognized on the investments sold during the year ended February 3, 2023 was not significant. A loss of $37 million and a gain of $23 million were recognized on the investments sold during the years ended January 28, 2022 and January 29, 2021, respectively. An unrealized loss of $29 million and an unrealized gain of $140 million were recognized during the years ended January 28, 2022 and January 29, 2021, respectively, on the investment still held as of January 28, 2022 and January 29, 2021. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities also include investments in privately held companies, which do not have a readily determinable fair value. As of February 3, 2023 and January 28, 2022, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $87 million and $163 million, respectively, and were included in other assets on the consolidated balance sheets.
During the year ended February 3, 2023, VMware sold certain investments in privately held companies which had an aggregate carrying value at the time of sale of $88 million and the loss recognized on these investments was not significant. During the year ended January 28, 2022, for securities still held as of January 28, 2022, gross upward adjustments were $29 million. During the year ended January 29, 2021, gross downward adjustments of $14 million were recognized on securities still held as of January 29, 2021. Gross upward and downward adjustments for all other periods presented were not significant.
Unrealized gains, net recognized on securities still held as of February 3, 2023 and January 28, 2022 were not significant and $25 million, respectively, during the years ended February 3, 2023 and January 28, 2022. Unrealized losses, net recognized on securities still held as of January 29, 2021 were $12 million during the year ended January 29, 2021. All gains and losses on these securities, whether realized or unrealized, are recognized in other income (expense), net on the consolidated statements of income.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the consolidated statements of income in the same period that the underlying expenses are incurred. During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, the effective portion of gains or losses reclassified to the consolidated statements of income were not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of February 3, 2023 and January 28, 2022, outstanding forward contracts had a total notional value of $677 million and $642 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of February 3, 2023 and January 28, 2022.
During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of February 3, 2023 and January 28, 2022, outstanding forward contracts had a total notional value of $1.7 billion and $1.5 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of February 3, 2023 and January 28, 2022.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Gains related to the settlement of forward contracts were $23 million and $57 million during the years ended February 3, 2023 and January 28, 2022, respectively. The loss related to the settlement of forward contracts was $63 million during the year ended January 29, 2021. Gains and losses are recorded in other income (expense), net on the consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities resulted in net gains of $15 million and $31 million during the years ended February 3, 2023 and January 29, 2021, respectively. The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the year January 28, 2022. Net gains and losses are recorded in other income (expense), net on the consolidated statements of income.
L. Property and Equipment, Net
Property and equipment, net, as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Equipment and software	$2,062	$1,729
Buildings and improvements	1,235	1,170
Furniture and fixtures	145	134
Capital in progress	195	179
Total property and equipment	3,637	3,212
Accumulated depreciation	(2,014)	(1,751)
Total property and equipment, net	$1,623	$1,461
Capital in progress primarily consisted of capitalized costs associated with the development of internal-use software and various building and site improvements that had not yet been placed into service.
Depreciation expense was $319 million, $276 million and $253 million during the years ended February 3, 2023, January 28, 2022 and January 29, 2021, respectively.
M. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 23 years.
The components of lease expense during the periods presented were as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Operating lease expense	$199	$192	$190
Finance lease expense:
Amortization of ROU assets	7	6	6
Interest on lease liabilities	1	1	2
Total finance lease expense	8	7	8
Short-term lease expense	1	1	3
Variable lease expense	34	31	29
Total lease expense	$242	$231	$230
Lease expense incurred for arrangements with Dell was not significant during the periods presented.
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was $15 million during the year ended February 3, 2023 and $20 million during each of the years ended January 28, 2022 and January 29, 2021.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$177	$173	$174
Operating cash flows from finance leases	1	1	1
Financing cash flows from finance leases	5	5	4
ROU assets obtained in exchange for lease liabilities:
Operating leases	$81	$225	$275
Finance leases	8	—	1
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	February 3, 2023
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$974	$47

Lease liabilities, current(2)	$144	$9
Lease liabilities, non-current(3)	845	39
Total lease liabilities	$989	$48

	January 28, 2022
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$1,062	$46

Lease liabilities, current(2)	$145	$5
Lease liabilities, non-current(3)	927	43
Total lease liabilities	$1,072	$48
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	February 3,	January 28,
	2023	2022
Weighted-average remaining lease term (in years)
Operating leases	11.8	11.9
Finance leases	5.7	7.3
Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	3.2%	2.9%
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of February 3, 2023 (table in millions):

	Operating Leases	Finance Leases
2024	$175	$10
2025	135	9
2026	126	9
2027	111	7
2028	98	7
Thereafter	605	10
Total future minimum lease payments	1,250	52
Less: Imputed interest	(261)	(4)
Total lease liabilities(1)	$989	$48
(1) Total lease liabilities as of February 3, 2023 excluded legally binding lease payments for leases signed but not yet commenced of $19 million.
The amount of the future operating lease commitments after fiscal 2028 is primarily for the ground leases on VMware’s Palo Alto, California headquarter facilities, which expire in fiscal 2047. As several of VMware’s operating leases are payable in foreign currencies, the operating lease payments may fluctuate in response to changes in the exchange rate between the U.S. dollar and the foreign currencies in which the commitments are payable.
N. Accrued Expenses and Other
Accrued expenses and other as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Accrued employee related expenses	$1,435	$1,412
Accrued partner liabilities	194	212
Lease liabilities	153	150
Income tax(1)	305	29
Other(2)	481	533
Total	$2,568	$2,336
(1) Income tax primarily consists of the current portion of income taxes payable to federal tax authorities. Refer to Note O for more information regarding VMware’s income taxes.
(2) Other primarily consists of interest accrual on outstanding debt, litigation accrual, and indirect tax accrual.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
O. Income Taxes
The domestic and foreign components of income before income tax for the periods presented were as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Domestic	$561	$633	$932
Foreign	1,231	1,452	1,450
Total income before income tax	$1,792	$2,085	$2,382
VMware’s income tax provision for the periods presented consisted of the following (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Federal:
Current	$352	$16	$157
Deferred	(89)	64	(19)
	263	80	138
State:
Current	94	50	73
Deferred	(43)	(13)	(14)
	51	37	59
Foreign:
Current	250	279	246
Deferred	(86)	(131)	(119)
	164	148	127
Total income tax provision	$478	$265	$324
Provision for income taxes increased during the year ended February 3, 2023 compared to January 28, 2022, primarily driven by increase in GILTI from the impacts of Internal Revenue Code Section 174 research and development expense capitalization (“Section 174”), which was part of the 2017 Tax Act and became effective beginning in fiscal 2023. As the Company records impacts of GILTI as a period cost, the capitalization of foreign research and experimental costs in GILTI increases the Company’s provision for income taxes. The increase in the Company’s effective income tax rate was also driven by a decrease in FTC benefit due to disallowance of credit for certain foreign tax expenses as a result of the final FTC regulations effective beginning in fiscal 2023.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
A reconciliation of VMware’s effective tax rate to the statutory federal tax rate for the periods presented was as follows:

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Statutory federal tax rate	21%	21%	21%
State taxes, net of federal benefit	2%	1%	2%
Tax rate differential for non-U.S. jurisdictions	(9)%	(10)%	(8)%
Research and development tax credit	(7)%	(4)%	(3)%
(Excess tax benefits) tax deficiencies from stock-based compensation	1%	(1)%	(1)%
Discrete tax benefit due to IP Transfer(1)	—%	—%	(2)%
U.S. tax on foreign earnings, including GILTI	14%	1%	2%
Permanent items	5%	5%	3%
Effective tax rate	27%	13%	14%
(1) A discrete tax benefit of $59 million was recognized with a deferred tax asset during the year ended January 29, 2021. This deferred tax asset was recognized as a result of intra-group transfer of Pivotal’s IP rights to an Irish subsidiary.
Deferred tax assets and liabilities are recognized for future tax consequences resulting from differences between the carrying amounts of assets and liabilities and their respective tax basis using enacted tax rates in effect for the year in which the differences are expected to be reversed. Significant deferred tax assets and liabilities as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Deferred tax assets:
Accruals and other	$285	$280
Lease liabilities	180	179
Unearned revenue	567	538
Stock-based compensation	76	76
Tax credit and net operating loss carryforwards	536	710
Other assets, net	265	135
Intangible and other non-current assets	4,874	4,916
Capitalized research and development	386	—
Gross deferred tax assets	7,169	6,834
Valuation allowance	(495)	(471)
Total deferred tax assets	6,674	6,363
Deferred tax liabilities:
Deferred commissions	(207)	(177)
ROU Assets	(152)	(151)
Property, plant and equipment, net	(165)	(134)
Total deferred tax liabilities	(524)	(462)
Net deferred tax assets	$6,150	$5,901
The increase in net deferred tax assets from January 28, 2022 to February 3, 2023 was primarily driven by the increase in Section 174 of $386 million which became effective in fiscal 2023.
VMware had federal and state net operating loss carryforwards of $120 million, $356 million, as of February 3, 2023, respectively. Foreign net operating loss carryforwards as of February 3, 2023 were not significant. VMware had federal, state and foreign net operating loss carryforwards of $269 million, $521 million and $9 million as of January 28, 2022, respectively. The federal and state net operating loss carryforwards will start to expire in fiscal 2024, if not utilized. These net operating

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
losses have various carryforward periods, including certain portions that can be carried forward indefinitely. The majority of the Company’s foreign net operating loss carryforwards can be carried forward indefinitely.
VMware had federal research and development (“R&D”) tax credit carryforwards, which were not significant as of February 3, 2023, and were $164 million as of January 28, 2022. The federal R&D tax credit will start to expire in fiscal 2027, if not utilized. VMware also had California and other state R&D credit carryforwards for income tax purposes of $459 million and $397 million as of February 3, 2023 and January 28, 2022, respectively. The California R&D tax credit carryforwards can be carried forward indefinitely and the other state R&D tax credit carryforwards will start to expire in fiscal 2024, if not utilized. In addition, VMware had federal foreign tax credit carryforwards of $21 million and $49 million as of February 3, 2023 and January 28, 2022, respectively. VMware also had non-U.S. foreign tax credit carryforwards of $17 million as of February 3, 2023. Non-U.S. foreign tax credit carryforwards were not significant as of January 28, 2022. The federal foreign tax credit will start to expire in fiscal 2027, if not utilized. The non-U.S. foreign tax credit can be carried forward indefinitely. VMware also had non-U.S. capital loss carryforwards of $22 million and $23 million as of February 3, 2023 and January 28, 2022, respectively, which can be carried forward indefinitely.
VMware determined that the realization of deferred tax assets relating to portions of the state R&D tax credits and certain federal and non-U.S. foreign tax credit carryforwards did not meet the more-likely-than-not threshold. Accordingly, a valuation allowance of $495 million and $471 million was recorded as of February 3, 2023 and January 28, 2022, respectively. If, in the future, new evidence supports the realization of the deferred tax assets related to these items, the valuation allowance will be reversed and a tax benefit will be recorded accordingly.
VMware believes it is more-likely-than-not that the net deferred tax assets as of February 3, 2023 and January 28, 2022, will be realized in the foreseeable future as VMware believes that it will generate sufficient taxable income in future years. VMware's ability to generate sufficient taxable income in future years in appropriate tax jurisdictions will determine the amount of net deferred tax asset balances to be realized in future periods. During the year ended February 3, 2023, the total change in the valuation allowance was $24 million, which was primarily due to California R&D credits generated in the current year, partially offset by utilization of the federal foreign tax credit.
For the periods presented, VMware’s rate of taxation in non-U.S. jurisdictions was lower than the U.S. tax rate. VMware’s non-U.S. earnings are primarily earned by its subsidiary organized in Ireland, where the statutory rate is 12.5%. Under the 2017 Tax Act, all foreign earnings are subject to U.S. taxation. As a result, the Company repatriated, and expects to continue to repatriate, a substantial portion of its foreign earnings over time, to the extent that the foreign earnings are not restricted by local laws or result in significant incremental costs associated with repatriating the foreign earnings. As of February 3, 2023, the amount of deferred tax liability related to the potential repatriation of foreign earnings was not significant. Further developments in non-U.S. tax jurisdictions and unfavorable changes in non-U.S. tax laws and regulations, such as foreign tax laws enacted in response to the 2017 Tax Act, could result in adverse changes to global taxation and materially affect VMware’s financial position, results of operations, or annual effective tax rate.
Tax Agreements with Dell
Pursuant to the Tax Matters Agreement, VMware and Dell agreed to terminate the former tax sharing agreement as amended on December 30, 2019 (the “Tax Sharing Agreement,” together with the Tax Matters Agreement and the Letter Agreement (as defined below), the “Tax Agreements”). The Tax Matters Agreement governs the Company’s and Dell’s respective rights and obligations, both for pre- and post-Spin-Off periods, regarding income and other taxes, and related matters, including tax liabilities and benefits, attributes and returns.
VMware and Dell have agreed to indemnify one another, pursuant to the Tax Matters Agreement, for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Amounts due to and due from Dell under the Tax Matters Agreement are included in current and non-current portions of due to related parties and due from related parties, respectively, on the consolidated balance sheets as of the periods presented. Certain adjustments to these amounts that will be recognized in future periods will be recorded with an offset to other income (expense), net on the consolidated statements of income. The actual amount that VMware may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for several years.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Amounts due to and due from Dell pursuant to the Tax Matters Agreement as of the periods presented consisted of the following (table in millions):

	February 3,	January 28,
	2023	2022
Due from related parties:
Current	$1	$6
Non-current	208	199
Due to related parties:
Current	$306	$61
Non-current	648	909
As of February 3, 2023 and January 28, 2022, amounts due to Dell pursuant to the Tax Matters Agreement primarily related to the Transition Tax of $445 million and $504 million, respectively, and uncertain tax positions of $285 million and $276 million, respectively. The 2017 Tax Act included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of February 3, 2023 over a period of three years.
VMware has made payments to Dell pursuant to the Tax Agreements. The following table summarizes the payments made during the periods presented (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Payments from VMware to Dell, net(1)	$49	$36	$307
(1) Included refunds received from Dell, which were not significant during the year ended February 3, 2023 and $60 million during the year ended January 28, 2022.
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding interest and penalties associated with unrecognized tax benefits, for the periods presented was as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Balance, beginning of the year	$527	$508	$479
Tax positions related to current year:
Additions	70	68	65
Tax positions related to prior years:
Additions	20	2	12
Reductions	(7)	(10)	(25)
Settlements	(4)	(25)	(14)
Reductions resulting from a lapse of the statute of limitations	(23)	(10)	(14)
Foreign currency effects	(8)	(6)	5
Balance, end of the year	$575	$527	$508
Of the net unrecognized tax benefits, including interest and penalties, $287 million and $242 million were included in income tax payable on the consolidated balance sheets as of February 3, 2023 and January 28, 2022, respectively. Unrecognized tax benefits that VMware and Dell have agreed to indemnify one another for, pursuant to the Tax Matters Agreement as a result of the Spin-Off, are recorded in the non-current portion of due to related parties on the consolidated balance sheets and were $285 million and $276 million as of February 3, 2023 and January 28, 2022, respectively. Approximately $440 million and $397 million, respectively, would, if recognized, benefit VMware's annual effective income tax rate.
VMware includes interest expense and penalties related to income tax matters in the income tax provision. VMware had accrued $75 million and $60 million of interest and penalties associated with unrecognized tax benefits as of February 3, 2023 and January 28, 2022, respectively. Interest and penalties associated with uncertain tax positions included in income tax expense (benefit) were not significant during each of the year ended February 3, 2023, January 28, 2022 and January 29, 2021.
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
Open tax years subject to examinations for larger non-U.S. jurisdictions vary beginning in 2008. Audit outcomes and the timing of audit settlements are subject to significant uncertainty. When considering the outcomes and the timing of tax examinations, the expiration of statutes of limitations for specific jurisdictions, or the timing and result of ruling requests from taxing authorities, it is reasonably possible that total unrecognized tax benefits could be potentially reduced by approximately $15 million within the next 12 months.
P. Stockholders’ Equity (Deficit)
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

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
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
VMware Equity Plan
In June 2007, VMware adopted its 2007 Equity and Incentive Plan (the “2007 Plan”). On July 23, 2021, VMware amended its 2007 Plan to increase the number of shares available for issuance by 15.0 million shares of Class A Stock. As of February 3, 2023, 183.7 million shares have been authorized for issuance or substituted in the course of business combinations pursuant to the terms of the 2007 Plan since its inception, including 16.6 million shares that were automatically added pursuant to the anti-dilution provisions of the 2007 Plan triggered by payments of the special dividend during fiscal 2019 and fiscal 2022 (the “Anti-Dilution Adjustment”).
Awards under the 2007 Plan may be in the form of stock-based awards, such as restricted stock, or stock options. VMware’s Compensation Committee determines the vesting schedule for all equity awards. Generally, restricted stock grants made under the 2007 Plan have a three-year to four-year period over which they vest and vest 25% the first year and semi-annually thereafter. The per share exercise price for a stock option awarded under the 2007 Plan shall not be less than 100% of the per share fair market value of Class A Stock on the date of grant. Options granted under the 2007 Plan vest 25% after the first year and monthly thereafter over the following three years and expire between six and seven years from the date of grant. VMware utilizes both authorized and unissued shares to satisfy all shares issued under the 2007 Plan. As of February 3, 2023, there was an aggregate of 29.3 million shares of common stock available for issuance pursuant to future grants under the 2007 Plan, including 9.5 million shares included in the Anti-Dilution Adjustment.
VMware Stock Repurchases
VMware purchases stock from time to time in open market transactions, subject to market conditions. The timing of any repurchases and the actual number of shares repurchased will depend on a variety of factors, including VMware’s stock price, cash requirements for operations and business combinations, corporate, legal and regulatory requirements and other market and economic conditions. VMware is not obligated to purchase any shares under its stock repurchase programs. Purchases may be discontinued at any time VMware believes additional purchases are not warranted. All shares repurchased under VMware’s stock repurchase programs are retired. As of February 3, 2023, the cumulative authorized amount remaining for stock repurchases was $1.6 billion. In connection with its entry into the Merger Agreement, VMware suspended its stock repurchase program during the second quarter of fiscal 2023.
The following table summarizes stock repurchase authorizations approved by VMware’s board of directors, which were open or completed during the years ended February 3, 2023, January 28, 2022 and January 29, 2021 (amounts in table in millions):

Announcement Date	Amount Authorized	Expiration Date	Status
October 7, 2021(1)	$2,000	February 2, 2024	Suspended
July 15, 2020	1,000	January 28, 2022	Terminated(2)
May 29, 2019	1,500	January 28, 2022(3)	Completed in fiscal 2022
(1) The October 2021 authorization was effective as of November 1, 2021.
(2) The July 2020 authorization, under which $183 million remained unpurchased, was terminated on November 1, 2021.
(3) In July 2020, VMware’s Board of Directors extended its authorization of the existing stock repurchase program through January 28, 2022.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
The following table summarizes stock repurchase activity during the periods presented (aggregate purchase price in millions, shares in thousands):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Aggregate purchase price(1)	$89	$1,169	$945
Class A Stock repurchased	803	8,197	6,944
Weighted-average price per share	$111.33	$142.61	$136.13
(1) The aggregate purchase price of repurchased shares is classified as a reduction to additional paid-in capital until the balance is reduced to zero and the excess is recorded as a reduction to retained earnings (accumulated deficit).
VMware Restricted Stock
Restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of Class A Stock.
Restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and a service-based vesting component. Upon vesting, PSU awards convert into Class A Stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance-based targets designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.
The following table summarizes restricted stock activity for the periods presented (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, January 31, 2020	17,474	$128.38
Granted	11,201	149.63
Vested	(8,296)	114.59
Forfeited	(2,589)	137.55
Outstanding, January 29, 2021	17,790	147.46
Granted	12,400	141.46
Special Dividend adjustment	4,068	n/a
Vested	(7,593)	134.00
Forfeited	(3,663)	146.13
Outstanding, January 28, 2022	23,002	123.06
Granted	13,916	114.79
Vested	(9,327)	124.33
Forfeited	(4,069)	122.66
Outstanding, February 3, 2023	23,522	117.73
As of February 3, 2023, the 23.5 million units outstanding included 22.5 million of RSUs and 1.0 million of PSUs. The above table includes RSUs issued for outstanding unvested RSUs in connection with business combinations.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Restricted stock that was expected to vest as of February 3, 2023 was as follows (units in thousands, aggregate intrinsic value in millions):

	Number of Units	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Expected to vest	20,561	1.11	$2,504
(1) The aggregate intrinsic value represented the total pre-tax intrinsic values based on VMware's closing stock price of $121.77 as of February 3, 2023, which would have been received by the restricted stock holders had the restricted stock been issued as of February 3, 2023.
The aggregate vesting date fair value of restricted stock that vested was $1.1 billion during each of the years ended February 3, 2023, January 28, 2022 and January 29, 2021. As of February 3, 2023, restricted stock representing 23.5 million shares of Class A Stock were outstanding, with an aggregate intrinsic value of $2.9 billion based on VMware’s closing stock price as of February 3, 2023.
VMware Employee Stock Purchase Plan
In June 2007, VMware adopted its 2007 Employee Stock Purchase Plan (the “ESPP”), which is intended to be qualified under Section 423 of the Internal Revenue Code. On June 25, 2019 and July 23, 2021, VMware amended its ESPP to increase the number of shares authorized for issuance by 9.0 million shares and 5.0 million shares of Class A Stock, respectively. As of February 3, 2023, the number of authorized shares under the ESPP was 37.3 million shares. Under the ESPP, eligible VMware employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The option period is generally twelve months and includes two embedded six-month option periods. Options are exercised at the end of each embedded option period. If the fair market value of the stock is lower on the first day of the second embedded option period than it was at the time of grant, then the twelve-month option period expires and each participant is granted a new twelve-month option. As of February 3, 2023, 12.8 million shares of Class A Stock were available for issuance under the ESPP. In connection with its entry into the Merger Agreement, VMware suspended its 2007 Employee Stock Purchase Plan effective September 1, 2022.
The following table summarizes ESPP activity for VMware during the periods presented (cash proceeds in millions, shares in thousands):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Cash proceeds	$240	$236	$207
Class A Stock purchased	2,418	2,116	2,025
Weighted-average price per share	$99.10	$111.31	$102.44
As of January 28, 2022, $112 million of ESPP withholdings were recorded as a liability in accrued expenses and other on the consolidated balance sheets for the purchase that occurred on February 28, 2022.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
VMware Stock Options
The following table summarizes stock option activity for VMware during the periods presented (shares in thousands):

	Number of Shares	Weighted-Average Exercise Price (per share)
Outstanding, January 31, 2020	2,615	$56.58
Granted	31	43.20
Forfeited	(156)	70.75
Exercised	(1,247)	52.34
Outstanding, January 29, 2021	1,243	58.68
Granted	4	97.91
Special Dividend adjustment	147	n/a
Forfeited	(104)	63.73
Exercised	(604)	57.19
Outstanding, January 28, 2022	686	46.95
Granted	—	—
Forfeited	(28)	50.66
Exercised	(241)	42.21
Outstanding, February 3, 2023	417	49.43
Options granted during the periods presented relate to unvested stock options assumed in business combinations, and as a result, the weighted-average exercise price per share may vary from the VMware stock price at time of grant.
The stock options outstanding as of February 3, 2023 had an aggregate intrinsic value of $30 million based on VMware’s closing stock price as of February 3, 2023.
Options outstanding that were exercisable and that had vested and were expected to vest as of February 3, 2023 was as follows (outstanding options in thousands, aggregate intrinsic value in millions):

	Outstanding Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value(1)
Exercisable	413	$49.26	4.44	$30
Vested and expected to vest	417	49.43	4.46	30
(1) The aggregate intrinsic values represented the total pre-tax intrinsic values based on VMware's closing stock price of $121.77 as of February 3, 2023, which would have been received by the option holders had all in-the-money options been exercised as of that date.
The total grant date fair value of stock options that vested during the years ended February 3, 2023, January 28, 2022 and January 29, 2021 was not significant, $26 million and $92 million, respectively.
The stock options exercised during the years ended February 3, 2023, January 28, 2022 and January 29, 2021 had a pre-tax intrinsic value of $18 million, $55 million and $111 million, respectively.
VMware Shares Repurchased for Tax Withholdings
During the years ended February 3, 2023, January 28, 2022 and January 29, 2021, VMware repurchased 3.3 million, 2.6 million and 3.0 million, respectively, of Class A Stock, for $386 million, $378 million and $413 million, respectively, to cover tax withholding obligations in connection with such equity awards. These amounts may differ from the amounts of cash remitted for tax withholding obligations on the consolidated statements of cash flows due to the timing of payments. Pursuant to the respective award agreements, these shares were withheld in conjunction with the net share settlement upon the vesting of RSUs and PSUs during the period. The value of the withheld shares was classified as a reduction to additional paid-in capital.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Net Excess Tax Benefits (Tax Deficiencies)
Net excess tax benefits or tax deficiencies recognized in connection with stock-based awards are included in income tax provision on the consolidated statements of income. Net tax deficiencies recognized were not material during the year ended February 3, 2023. Net excess tax benefits recognized were $17 million and $41 million during the years ended January 28, 2022 and January 29, 2021, respectively.
Stock-Based Compensation
The following table summarizes the components of total stock-based compensation included in VMware’s consolidated statements of income during the periods presented (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Cost of license revenue	$1	$1	$1
Cost of subscription and SaaS revenue	25	21	19
Cost of services revenue	106	92	99
Research and development	616	528	524
Sales and marketing	376	302	322
General and administrative	166	131	157
Stock-based compensation	1,290	1,075	1,122
Income tax benefit	(213)	(202)	(231)
Total stock-based compensation, net of tax	$1,077	$873	$891
As of February 3, 2023, the total unrecognized compensation cost for stock options and restricted stock was $1.9 billion and will be recognized through fiscal 2028 with a weighted-average remaining period of 1.3 years. Stock-based compensation related to equity awards held by VMware employees is recognized on VMware’s consolidated statements of income over the awards’ requisite service periods.
Fair Value of VMware Stock Options
The fair value of each option to acquire Class A Stock granted during the periods presented was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended
	February 3,	January 28,	January 29,
Stock Options	2023	2022	2021
Dividend yield	n/a	None	None
Expected volatility	n/a	35.0%	38.8%
Risk-free interest rate	n/a	0.3%	0.4%
Expected term (in years)	n/a	2.9	2.6
Weighted-average fair value at grant date	n/a	$62.99	$102.55
Employee Stock Purchase Plan
Dividend yield	None	None	None
Expected volatility	29.7%	36.5%	36.1%
Risk-free interest rate	0.7%	0.1%	1.0%
Expected term (in years)	0.7	0.7	0.7
Weighted-average fair value at grant date	$28.68	$37.95	$33.60
The weighted-average grant date fair value of stock options can fluctuate from period to period primarily due to higher valued options through business combinations with exercise prices lower than the fair market value of VMware’s stock on the date of grant.

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
For equity awards granted under the VMware equity plan, volatility was based on an analysis of historical stock prices and implied volatility of Class A Stock. The expected term was based on historical exercise patterns and post-vesting termination behavior, the term of the option period for grants made under the ESPP, or the weighted-average remaining term for options assumed in acquisitions. VMware’s expected dividend yield input was zero as the Company has not historically paid, nor expects in the future to pay, regular dividends on its common stock. The risk-free interest rate was based on a U.S. Treasury instrument whose term is consistent with the expected term of the stock options.
Q. Segment Information
VMware operates in one reportable operating segment; thus, all required financial segment information is included in the consolidated financial statements. An operating segment is defined as the component of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker in order to allocate resources and assess performance. VMware’s chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Revenue by type during the periods presented was as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
Revenue:
License	$2,835	$3,128	$3,033
Subscription and SaaS	4,012	3,205	2,587
Total license and subscription and SaaS	6,847	6,333	5,620
Services:
Software maintenance	5,281	5,356	5,105
Professional services	1,222	1,162	1,042
Total services	6,503	6,518	6,147
Total revenue	$13,350	$12,851	$11,767
Revenue by geographic area during the periods presented was as follows (table in millions):

	For the Year Ended
	February 3,	January 28,	January 29,
	2023	2022	2021
United States	$6,528	$6,232	$5,878
International	6,822	6,619	5,889
Total	$13,350	$12,851	$11,767
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the years ended February 3, 2023, January 28, 2022 and January 29, 2021.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	February 3,	January 28,
	2023	2022
United States	$840	$882
International	261	241
Total	$1,101	$1,123

VMware, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
As of February 3, 2023, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 13% of these assets. No individual country other than the U.S. accounted for 10% or more of these assets as of January 28, 2022.
VMware’s product and service solutions are helping customers in the following areas:
•Application Modernization
•Cloud Management
•Cloud Infrastructure
•Networking
•Security
•Anywhere Workspace
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Management has assessed the effectiveness of our internal control over financial reporting as of February 3, 2023 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of February 3, 2023, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The effectiveness of our internal control over financial reporting as of February 3, 2023 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended February 3, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
We will furnish to the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of the fiscal year ended February 3, 2023. The information required by this item is incorporated herein by reference to the Proxy Statement. Also see “Information About Our Executive Officers” in Part I of this Annual Report on Form 10-K.
We have a code of ethics that applies to all of our employees, including our executive officers. Our Business Conduct Guidelines (available on our website) satisfy the requirements set forth in Item 406 of Regulation S-K and apply to all relevant persons set forth therein. We intend to disclose on our website at www.vmware.com amendments to, and, if applicable, waivers of, our code of ethics.
ITEM 11.EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Compensation Discussion and Analysis,” “Compensation of Executive Officers” (excluding the information under the subheading “Pay Versus Performance”) and “Compensation Committee Report.”
ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the section of our Proxy Statement entitled “Board of Directors” and “Transactions with Related Persons.”
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
3.Exhibits: The exhibits listed below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among VMware, Inc., Broadcom Inc., Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC	8-K	001-33622	2.1	5/26/22
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/4/22
3.2	Amended and Restated Bylaws	8-K	001-33622	3.2	11/1/21
4.1	Form of Specimen Common Stock Certificate	S-1/A-4	333-142368	4.1	7/27/07
4.2	Indenture by and between VMware and The Bank of New York Mellon Trust company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.1	8/21/17
4.3	Third Supplemental Indenture by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 21, 2017	8-K	001-33622	4.4	8/21/17
4.4	Fourth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.2	4/7/20
4.5	Fifth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.3	4/7/20
4.6	Sixth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated April 7, 2020	8-K	001-33622	4.4	4/7/20
4.7	Seventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.2	8/2/21
4.8	Eighth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.3	8/2/21
4.9	Ninth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.4	8/2/21
4.10	Tenth Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.5	8/2/21
4.11	Eleventh Supplemental Indenture, by and between VMware and The Bank of New York Mellon Trust Company, N.A., as trustee, dated August 2, 2021	8-K	001-33622	4.6	8/2/21
4.12	Description of VMware, Inc.’s securities	10-K	001-33622	4.12	3/24/22
10.1+	Amended and Restated 2007 Equity and Incentive Plan, as amended November 1, 2021	10-K	001-33622	10.1	3/24/22
10.2+	Amended and Restated 2007 Employee Stock Purchase Plan, as amended November 1, 2021	10-K	001-33622	10.2	3/24/22

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.3+	Non-Qualified Deferred Compensation Plan, effective as of January 1, 2014	10-K	001-33622	10.26	2/25/14
10.4+	Non-Qualified Deferred Compensation Plan Adoption Agreement, amended and restated as of January 1, 2020	10-K	001-33622	10.18	3/26/20
10.5+	Executive Bonus Program, as amended April 21, 2022	10-Q	001-33622	10.1	6/3/22
10.6+	Executive Severance Plan, amended November 1, 2021	10-K	001-33622	10.6	3/24/22
10.7+	Change in Control Retention Plan, as amended and restated April 21, 2022	10-Q	001-33622	10.2	6/3/22
10.8+	Form of Indemnification Agreement for VMware, Inc. Directors and Executive Officers, as amended and restated April 29, 2022	10-Q	001-33622	10.3	6/3/22
10.9+	Form of Restricted Stock Unit Agreement, as amended November 1, 2021	10-K	001-33622	10.9	3/24/22
10.10+	Form of Performance Stock Unit Agreement, as amended November 1, 2021	10-K	001-33622	10.10	3/24/22
10.11+	Form of TSR Performance Stock Unit Agreement dated October 2021	10-Q	001-33622	10.3	12/3/21
10.12+	Letter Agreement between VMware, Inc. and Rangarajan (Raghu) Raghuram dated May 11, 2021	8-K	001-33622	10.1	5/12/21
10.13+	Letter Agreement between VMware, Inc. and Sumit Dhawan dated May 11, 2021	8-K	001-33622	10.2	5/12/21
10.14	Amended and Restated Ground Lease between VMware, Inc. and the Board of Trustees of the Leland Stanford Junior University dated June 13, 2011 (3431 Hillview Campus)	10-Q	001-33622	10.25	8/3/11
10.15	Ground Lease between 3401 Hillview LLC and the Board of Trustees of the Leland Stanford Junior University dated as of February 2, 2006	10-Q	001-33622	10.26	8/3/11
10.16	Third Amendment to Ground Lease by and between the Board of Trustees of the Leland Stanford Junior University and 3401 Hillview LLC dated as of January 1, 2014	10-Q	001-33622	10.30	5/1/14
10.17	Governance Letter Agreement, dated as of July 1, 2018, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	7/2/18
10.18	Governance Letter Agreement Amendment, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.5	11/1/21
10.19	Letter Agreement between VMware, Inc., Dell Technologies Inc. and EMC Corporation dated April 1, 2019, in connection with the parties’ Amended and Restated Tax Sharing Agreement dated September 6, 2016	10-Q	001-33622	10.32	6/10/19
10.20	Tax Matters Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	10.1	4/14/21
10.21	Separation and Distribution Agreement, dated as April 14, 2021, by and between Dell Technologies Inc. and VMware, Inc.	8-K	001-33622	2.1	4/14/21
10.22	Letter Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.6	11/1/21
10.23	Commercial Framework Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.1	11/1/21
10.24	Stockholders Agreement, dated as of November 1, 2021, by and among VMware, Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Group, L.L.C. and Silver Lake Technology Investors V, L.P.	8-K	001-33622	10.2	11/1/21

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

10.25	Registration Rights Agreement, dated as of November 1, 2021, by and among VMware, Inc., Michael S. Dell, Susan Lieberman Dell Separate Property Trust, SL SPV-2, L.P., Silver Lake Partners IV, L.P., Silver Lake Technology Investors IV, L.P., Silver Lake Partners V DE (AIV), L.P., Silver Lake Group, L.L.C. and Silver Lake Technology Investors V, L.P.	8-K	001-33622	10.3	11/1/21
10.26	Covenant Not to Sue and Release Agreement, dated as of November 1, 2021, by and between VMware, Inc. and Dell Technologies Inc.	8-K	001-33622	10.4	11/1/21
10.27	Term Loan Credit Agreement, dated as of September 2, 2021, among VMware, Inc., the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC, BofA Securities, Inc., Barclays Bank PLC and Citibank, N.A., as Joint Lead Arrangers and Joint Bookrunners, Bank of America, N.A., as Syndication Agent and Barclays Bank PLC and Citibank, N.A., as Co-Documentation Agents	10-Q	001-33622	10.3	9/3/21
21*	List of subsidiaries
23*	Consent of PricewaterhouseCoopers LLP
24	Power of Attorney (included on the signature page hereto)
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith
ITEM 16.FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.

Dated:	March 28, 2023	By:	/s/ Rangarajan (Raghu) Raghuram
Rangarajan (Raghu) Raghuram Chief Executive Officer

Dated:	March 28, 2023	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Chief Accounting Officer (Principal Accounting Officer)

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

Date	Signature	Title

March 28, 2023	/s/ Rangarajan (Raghu) Raghuram	Chief Executive Officer and Director (Principal Executive Officer)
Rangarajan (Raghu) Raghuram

March 28, 2023	/s/ Zane Rowe	Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Zane Rowe

March 28, 2023	/s/ Michael Dell	Chairman
Michael Dell

March 28, 2023	/s/ Nicole Anasenes	Director
Nicole Anasenes

March 28, 2023	/s/ Anthony Bates	Director
Anthony Bates

March 28, 2023	/s/ Marianne Brown	Director
Marianne Brown

March 28, 2023	/s/ Michael Brown	Director
Michael Brown

March 28, 2023	/s/ Kenneth Denman	Director
Kenneth Denman

March 28, 2023	/s/ Egon Durban	Director
Egon Durban

March 28, 2023	/s/ Karen Dykstra	Director
Karen Dykstra

March 28, 2023	/s/ Paul Sagan	Director
Paul Sagan

VMWARE, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Tax Valuation Allowance	Balance at Beginning of Period	Tax Valuation Allowance Charged to Income Tax Provision	Tax Valuation Allowance Credited to Other Accounts	Tax Valuation Allowance Credited to Income Tax Provision	Balance at End of Period
Year ended February 3, 2023 income tax valuation allowance	$471	$79	$—	$(55)	$495
Year ended January 28, 2022 income tax valuation allowance	366	70	57	(22)	471
Year ended January 29, 2021 income tax valuation allowance	332	58	(1)	(23)	366