Form 10-Q
period 2023-05-05
VMWARE, INC.
filed 2023-06-08
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 5, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of June 2, 2023, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 430,355,614.

VMware, Pivotal, Tanzu, Workspace ONE, Aria, Carbon Black, vSphere, NSX, vRealize, CloudHealth, VeloCloud, Nyansa and ESXi are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended
	May 5,	April 29,
	2023	2022
Revenue(1):
License	$517	$572
Subscription and SaaS	1,217	899
Services	1,543	1,617
Total revenue	3,277	3,088
Operating expenses(2):
Cost of license revenue	39	35
Cost of subscription and SaaS revenue	208	192
Cost of services revenue	397	375
Research and development	847	774
Sales and marketing	1,104	1,053
General and administrative	373	251
Operating income	309	408
Investment income	64	1
Interest expense	(80)	(71)
Other income (expense), net	6	(10)
Income before income tax	299	328
Income tax provision	75	86
Net income	$224	$242
Net income per weighted-average share, basic	$0.52	$0.58
Net income per weighted-average share, diluted	$0.52	$0.57
Weighted-average shares, basic	428,185	420,586
Weighted-average shares, diluted	431,583	422,987
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$187	$254
Subscription and SaaS	377	255
Services	605	641
(2) Includes stock-based compensation as follows:
Cost of subscription and SaaS revenue	$6	$5
Cost of services revenue	22	23
Research and development	146	132
Sales and marketing	82	83
General and administrative	34	40
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	May 5,	April 29,
	2023	2022
Net income	$224	$242
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $— for all periods	—	(4)
Net change in fair value of effective foreign currency forward contracts	—	(4)
Total other comprehensive income (loss)	—	(4)
Comprehensive income, net of taxes	$224	$238
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	May 5,	February 3,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,548	$5,100
Accounts receivable, net of allowance of $9 and $9	1,833	2,510
Due from related parties	661	2,078
Other current assets	556	543
Total current assets	9,598	10,231
Property and equipment, net	1,636	1,623
Deferred tax assets	6,247	6,157
Intangible assets, net	427	478
Goodwill	9,598	9,598
Due from related parties	206	208
Other assets	2,862	2,942
Total assets	$30,574	$31,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$225	$267
Accrued expenses and other	2,108	2,568
Customer deposits	1,155	1,087
Current portion of long-term debt	1,000	1,000
Unearned revenue	6,806	7,079
Due to related parties	379	390
Total current liabilities	11,673	12,391
Long-term debt	9,445	9,440
Unearned revenue	5,399	5,664
Income tax payable	295	287
Operating lease liabilities	819	845
Due to related parties	648	648
Other liabilities	428	428
Total liabilities	28,707	29,703
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 429,707 and 426,741 shares	4	4
Additional paid-in capital	1,204	1,095
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	663	439
Total stockholders’ equity	1,867	1,534
Total liabilities and stockholders’ equity	$30,574	$31,237
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 5,	April 29,
	2023	2022
Operating activities:
Net income	$224	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	288
Stock-based compensation	290	283
Deferred income taxes, net	(87)	(43)
(Gain) loss on equity securities and disposition of assets, net	1	(9)
Other	5	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	672	675
Other current assets and other assets	(106)	(244)
Due from related parties	1,419	801
Accounts payable	(40)	(28)
Accrued expenses, customer deposits and other liabilities	(517)	(665)
Income taxes payable	106	74
Unearned revenue	(538)	(357)
Due to related parties	(10)	(15)
Net cash provided by operating activities	1,750	1,005
Investing activities:
Additions to property and equipment	(105)	(106)
Sales of investments in equity securities	—	20
Purchases of strategic investments	—	(8)
Proceeds from disposition of assets	—	6
Business combinations, net of cash acquired, and purchases of intangible assets	(8)	(3)
Net cash used in investing activities	(113)	(91)
Financing activities:
Proceeds from issuance of common stock	2	119
Repayment of term loan	—	(750)
Repurchase of common stock	—	(89)
Shares repurchased for tax withholdings on vesting of restricted stock	(190)	(94)
Principal payments on finance lease obligations	(1)	(1)
Net cash used in financing activities	(189)	(815)
Net increase in cash, cash equivalents and restricted cash	1,448	99
Cash, cash equivalents and restricted cash at beginning of the period	5,127	3,663
Cash, cash equivalents and restricted cash at end of the period	$6,575	$3,762
Supplemental disclosures of cash flow information:
Cash paid for interest	$86	$80
Cash paid for taxes, net	63	69
Non-cash items:
Changes in capital additions, accrued but not paid	$(9)	$(7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

	Three Months Ended May 5, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value
Balance, February 3, 2023	427	$4	$1,095	$439	$(4)	$1,534
Proceeds from issuance of common stock	—	—	2	—	—	2
Issuance of restricted stock	5	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(2)	—	(190)	—	—	(190)
Stock-based compensation	—	—	297	—	—	297
Net income	—	—	—	224	—	224
Balance, May 5, 2023	430	$4	$1,204	$663	$(4)	$1,867

	Three Months Ended April 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Deficit
	Shares	Par Value
Balance, January 28, 2022	419	$4	$—	$(875)	$(5)	$(876)
Proceeds from issuance of common stock	1	—	119	—	—	119
Repurchase and retirement of common stock	(1)	—	(89)	—	—	(89)
Issuance of restricted stock	2	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	—	—	(93)	—	—	(93)
Stock-based compensation	—	—	290	—	—	290
Total other comprehensive loss	—	—	—	—	(4)	(4)
Net income	—	—	—	242	—	242
Balance, April 29, 2022	421	$4	$227	$(633)	$(9)	$(411)
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
The fiscal year for VMware is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. Fiscal 2024 is a 52-week fiscal year and fiscal 2023 was a 53-week fiscal year, in which the fourth quarter had 14 weeks.
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments and accruals, for a fair statement of VMware’s condensed consolidated results of operations, financial position and cash flows for the periods presented. Results of operations are not necessarily indicative of the results that may be expected for the full fiscal year 2024. Certain information and footnote disclosures typically included in annual consolidated financial statements have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in VMware’s Annual Report on Form 10-K filed on March 28, 2023.
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”). As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 39.4% and 9.8%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of May 5, 2023. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
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
Broadcom Merger Agreement
On May 26, 2022, VMware entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of Class A common stock, par value $0.01 per share, of the Company (“Common Stock”) issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Broadcom (“Broadcom Common Stock,” and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Common Stock entitled to receive the Cash Consideration and the total number of shares of Common Stock entitled to receive the Stock Consideration will, in each case, be equal to 50% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.
The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and the Company. On May 19, 2023, in accordance with the
Merger Agreement, the Company and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to August 26, 2023. If the Closing Effective Date (as defined in the Merger Agreement) has not occurred, a similar three-month extension could be noticed by either party (or mutually) five business days prior to August 26, 2023.
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
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of VMware and subsidiaries in which VMware has a controlling financial interest. All intercompany transactions and account balances between VMware and its subsidiaries have been eliminated in consolidation. Transactions with Dell and its consolidated subsidiaries are settled in cash and are classified on the condensed consolidated statements of cash flows based upon the nature of the underlying transaction.
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
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. As of May 5, 2023 and February 3, 2023, contract assets were each $33 million. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
Contract Liabilities
Contract liabilities consist of unearned revenue, which is generally recorded when VMware has the right to invoice or payments have been received for undelivered products or services.
Customer Deposits
Customer deposits include prepayments from customers related to amounts received for contracts that include certain cancellation rights, such as termination for convenience. If customers do not exercise their cancellation rights, amounts in customer deposits will be recognized as revenue over time, in accordance with the performance obligations of the contracts and transfer of control of these obligations. Unredeemed, prepaid credits eligible for consumption of VMware’s hosted services (“cloud credits”) are also included in customer deposits. Upon customers’ redemption of cloud credits, the net value of the consumed credits is classified as unearned revenue and recognized as revenue over time, in accordance with the Company’s

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
transfer of control of the hosted services.
As of May 5, 2023, customer deposits of $1.2 billion were included in current liabilities on the condensed consolidated balance sheets and primarily consisted of customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, of $766 million and cloud credits of $387 million. In addition, customer deposits of $175 million were included in other liabilities on the condensed consolidated balance sheets and primarily consisted of cloud credits.
As of February 3, 2023, customer deposits of $1.1 billion were included in current liabilities on the condensed consolidated balance sheets and primarily consisted of customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, of $681 million and cloud credits of $405 million. In addition, customer deposits of $182 million were included in other liabilities on the condensed consolidated balance sheets and primarily consisted of cloud credits.
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of May 5, 2023 and February 3, 2023 were not material. Deferred commissions included in other assets were $1.5 billion as of May 5, 2023 and February 3, 2023.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $179 million and $143 million during the three months ended May 5, 2023 and April 29, 2022, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 5,	February 3,
	2023	2023
Unearned license revenue	$17	$21
Unearned subscription and Software as a Service (“SaaS”) revenue	4,386	4,401
Unearned software maintenance revenue	6,348	6,805
Unearned professional services revenue	1,454	1,516
Total unearned revenue	$12,205	$12,743
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of May 5, 2023 was approximately two years.
Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended May 5, 2023 were $1.8 billion and $2.3 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three months ended April 29, 2022 was $2.1 billion and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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
As of May 5, 2023 the aggregate transaction price allocated to remaining performance obligations was $13.0 billion, of which approximately 54% was expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2024, and the remainder thereafter.

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
During the three months ended May 5, 2023 and April 29, 2022, revenue from Dell accounted for 36% and 37% of VMware’s consolidated revenue, respectively. During the three months ended May 5, 2023 and April 29, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 14% of total revenue from Dell, and 5% and 5% of VMware’s consolidated revenue, respectively.
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and unearned revenue from such arrangements for the periods presented consisted of the following (table in millions):

	Revenue		Unearned Revenue
	Three Months Ended		As of
	May 5,	April 29,	May 5,	February 3,
	2023	2022	2023	2023
Reseller revenue	$1,156	$1,137	$5,786	$6,145
Internal-use revenue	13	13	47	19
Customer deposits resulting from transactions with Dell were $750 million and $766 million as of May 5, 2023 and February 3, 2023, respectively.
VMware and Dell engaged in the following ongoing related party transactions, which resulted in costs to VMware:
•VMware purchases and leases products and purchases services from Dell.
•From time to time, VMware and Dell enter into agreements to collaborate on technology projects, in connection with which VMware pays Dell for services provided to VMware by Dell.
•Through the end of fiscal 2023, in certain geographic regions where VMware did not have an established legal entity, VMware contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees were charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs were included as expenses on VMware’s condensed consolidated statements of

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
income and primarily include salaries, benefits, travel and occupancy expenses. Payments for Dell subsidiary support and administrative costs were not material during the three months ended April 29, 2022.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Purchases and leases of products and purchases of services	$38	$42
VMware also purchases Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not material during the three months ended May 5, 2023 and April 29, 2022.
Tax Agreement with Dell
Pursuant to the Tax Matters Agreement, effective April 14, 2021 (the “Tax Matters Agreement”), VMware and Dell have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off. Certain adjustments to these amounts that will be recognized in future periods will be recorded with an offset to other income (expense), net on the condensed consolidated statements of income. The actual amount that VMware may receive from or pay to Dell could vary depending on the outcome of tax matters arising from Dell’s future tax audits, which may not be resolved for several years.
As of the periods presented, amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following (table in millions):

	May 5,	February 3,
	2023	2023
Due from related parties:
Current	$—	$1
Non-current	206	208
Due to related parties:
Current	$305	$306
Non-current	648	648
Amounts due to Dell pursuant to the Tax Matters Agreement primarily related to VMware’s estimated tax obligation resulting from the mandatory, one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) of $445 million as of May 5, 2023 and February 3, 2023, respectively. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of May 5, 2023 over a period of three years. In addition, amounts due to Dell included uncertain tax positions of $288 million and $285 million as of May 5, 2023 and February 3, 2023, respectively.
During each of the three months ended May 5, 2023 and April 29, 2022, payments received from Dell pursuant to the Tax Matters Agreement were not material, and no payments were made to Dell.
Payments from VMware to Dell under the Tax Matters Agreement relate to VMware’s portion of federal income taxes on Dell’s consolidated tax return, state tax payments for combined states and the estimated tax obligation resulting from the Transition Tax. The timing of the tax payments due to and from Dell is governed by the Tax Matters Agreement. VMware’s

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
portion of the Transition Tax is governed by a letter agreement between Dell, EMC and VMware executed on April 1, 2019 (the “Letter Agreement”).
D. Commitments and Contingencies
Litigation
On June 2, 2020, WSOU Investments LLC (doing business as Brazos Licensing & Development) (“WSOU”) filed four patent infringement lawsuits against VMware (also naming Dell and EMC) in the United States District Court for the Western District of Texas (the “Texas Court”), asserting one patent in each lawsuit. The Texas Court consolidated the four lawsuits for all purposes. During the course of the lawsuit, WSOU dropped one of the asserted patents and on February 21, 2023, trial began for the remaining three patents, with WSOU seeking certain damages. On the first day of trial, the Texas Court granted summary judgment of non-infringement as to two patents, leaving one patent to continue to trial. At the conclusion of the plaintiff’s case, the Texas Court granted VMware’s motion for a directed verdict on the remaining patent. The parties are in the post-trial motion stage and the Texas Court’s rulings are subject to appeal. In the event of an appeal, the Company intends to vigorously defend against this matter.
On March 31, 2020, a securities class action lawsuit was filed against VMware and certain present and former officers of the Company in the United States District Court for the Northern District of California (the “California Court”). On September 18, 2020, the plaintiff filed a consolidated amended complaint alleging that the Company’s statements about backlog and the related internal controls during the period from August 2018 through February 2020 were materially misleading. The defendants filed a motion to dismiss, which was granted with leave to amend on September 10, 2021. On October 8, 2021, the plaintiffs filed their Second Amended Consolidated Complaint based on the same alleged disclosure deficiencies. The defendants’ motion to dismiss the Second Amended Consolidated Complaint was filed on November 5, 2021. On April 2, 2023, the California court denied the defendants’ motion to dismiss, finding that the plaintiffs had adequately stated claims under Sections 10 and 20A of the Exchange Act. The parties are currently in the discovery stage of the proceedings. The Company is unable at this time to assess whether or to what extent it may be found liable and, if found liable, what the damages may be, and believes a loss is not probable and reasonably estimable. The Company intends to vigorously defend against this matter.
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Chancery Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. A trial in the Appraisal Action took place in July 2022. Thereafter, the parties completed a post-trial briefing, and a post-trial hearing was held on December 13, 2022. The parties are awaiting the Chancery Court’s decision. The Company is unable at this time to assess whether or to what extent it may be found liable in the Appraisal Action and, if found liable, what the damages may be and believes a loss is not probable and not reasonably estimable. The Company intends to vigorously defend itself in connection with this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) asserting two patent infringement claims and three trademark claims. A first jury trial was held on these claims in January 2020, following which, in December 2020, the Delaware Court ordered a new trial. During the proceedings, VMware counter-asserted eight patent infringement claims against Cirba, and Cirba asserted an additional two patent infringement claims against VMware. VMware filed invalidity challenges in the United States Patent and Trademark Office against all four patents asserted by Cirba. In those proceedings, one patent (“367 patent”) survived an ex parte reexamination and one patent (“687 patent”) remains under review in an ex parte reexamination. In addition, the Patent Trial and Appeal Board found one patent invalid (“492 patent”) pursuant to an inter partes review and one patent invalid (“459 patent”) pursuant to a post-grant review. Cirba severed and stayed the 492 patent and 459 patent claims from the Delaware Court proceedings and appealed both decisions to the Federal Circuit. Of the eight patents asserted by VMware, one was held invalid pursuant to a Section 101 challenge and four were voluntarily dismissed. The remaining three patents were severed and stayed. Prior to the second jury trial, the Delaware Court granted VMware’s summary judgment motion on Cirba’s three trademark claims. Beginning on April 24, 2023, the second jury trial was held on Cirba’s 367 patent and 687 patent claims. On May 1, 2023, the jury returned a verdict finding that VMware infringed both patents. Specifically, the jury’s verdict found that VMware willfully infringed one patent and that one of Cirba’s patents that VMware asserted invalidity against was valid. The jury awarded damages to Cirba of $85 million. The parties are now in the post-trial motion stage. VMware accrued a total of $85 million as of May 5, 2023, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The amount accrued for this matter was included in accrued expenses and other on the condensed consolidated balance sheets as of May 5, 2023, and the charge was included in general and administrative expense on the condensed consolidated statements of income during the three months ended May 5, 2023. The Company is unable at this time to assess

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
whether, or to what extent, the jury verdict will stand following post-trial motions and appeals. The Company intends to continue to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of May 5, 2023, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	May 5, 2023
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.4	$799	$(633)	$166
Customer relationships and customer lists	11.9	632	(389)	243
Trademarks and tradenames	6.8	69	(51)	18
Total definite-lived intangible assets		$1,500	$(1,073)	$427

	February 3, 2023
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$819	$(623)	$196
Customer relationships and customer lists	11.9	632	(371)	261
Trademarks and tradenames	6.8	69	(48)	21
Total definite-lived intangible assets		$1,520	$(1,042)	$478
Amortization expense on definite-lived intangible assets was $59 million and $66 million during the three months ended May 5, 2023 and April 29, 2022, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Based on intangible assets recorded as of May 5, 2023 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2024	$147
2025	114
2026	73
2027	43
2028	16
Thereafter	34
Total	$427
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Net income	$224	$242

Weighted-average shares, basic	428,185	420,586
Effect of other dilutive securities	3,398	2,401
Weighted-average shares, diluted	431,583	422,987
Net income per weighted-average share, basic	$0.52	$0.58
Net income per weighted-average share, diluted	$0.52	$0.57
The following table sets forth the weighted-average common share equivalents of Common Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Anti-dilutive securities:
Employee stock options	—	94
RSUs	2,507	481
Total	2,507	575
G. Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents totaled $6.5 billion and $5.1 billion as of May 5, 2023 and February 3, 2023, respectively. Cash equivalents were $5.9 billion as of May 5, 2023 and primarily consisted of money-market funds of $5.8 billion. Cash

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
equivalents were $4.3 billion as of February 3, 2023 and consisted of money-market funds of $4.2 billion and time deposits of $19 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	May 5,	February 3,
	2023	2023
Cash and cash equivalents	$6,548	$5,100
Restricted cash within other current assets	24	24
Restricted cash within other assets	3	3
Total cash, cash equivalents and restricted cash	$6,575	$5,127
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
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	May 5,	February 3,	Effective Interest Rate
	2023	2023
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(11)	(12)
Less: unamortized debt issuance costs	(43)	(46)
Net carrying amount	$9,196	$9,192
Current portion of long-term debt	$1,000	$1,000
Long-term debt	8,196	8,192

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Beginning on February 15, 2022, interest on the 2021 Senior Notes became payable semiannually in arrears, on February 15 and August 15 of each year. Beginning on November 15, 2020, interest on the 2020 Senior Notes became payable semiannually in arrears, on May 15 and November 15 of each year. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Beginning on February 21, 2018, interest on the 2017 Senior Notes became payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $62 million during each of the three months ended May 5, 2023 and April 29, 2022. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
The future principal payments for the next five fiscal years and thereafter for the Senior Notes as of May 5, 2023 were as follows (amounts in millions):

Remainder of 2024	$1,000
2025	1,250
2026	750
2027	1,500
2028	1,750
Thereafter	3,000
Total	$9,250
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). The Company drew down an aggregate of $4 billion on November 1, 2021 and has since repaid $2.8 billion, of which $750 million was repaid during the three months ended April 29, 2022. As of May 5, 2023 and February 3, 2023, the outstanding balance on the 2021 Term Loan of $1.2 billion, net of unamortized debt issuance costs, was included in long-term debt on the condensed consolidated balance sheets. As of May 5, 2023, the weighted-average interest rate on the outstanding 2021 Term Loan was 5.83%.
The 2021 Term Loan contains certain representations, warranties and covenants. Interest expense for the 2021 Term Loan, including amortization of issuance costs, was $18 million and not significant during the three months ended May 5, 2023 and April 29, 2022, respectively.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of May 5, 2023 and February 3, 2023, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during the three months ended May 5, 2023 and April 29, 2022, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	May 5, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$5,843	$—	$5,843
Time deposits(1)	—	8	8
Total cash equivalents	$5,843	$8	$5,851

	February 3, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$4,250	$—	$4,250
Time deposits(1)	—	19	19
Total cash equivalents	$4,250	$19	$4,269
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.5 billion as of May 5, 2023 and February 3, 2023. The fair value of the 2021 Term Loan approximated its carrying value as of May 5, 2023 and February 3, 2023. Fair value for each of the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a non-qualified deferred compensation plan (the “NQDC Program”) for eligible employees, which allows participants to defer payment of part or all of their compensation. There is no net impact to the condensed consolidated statements of income under the NQDC Program since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with the NQDC Program have not been included in the above tables. Assets associated with the NQDC Program were the same as the liabilities at $174 million and $166 million as of May 5, 2023 and February 3, 2023, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with the NQDC Program included in accrued expenses and other on the condensed consolidated balance sheets were $16 million each as of May 5, 2023 and February 3, 2023. Liabilities associated with the NQDC Program included in other liabilities on the condensed consolidated balance sheets were $158 million and $150 million as of May 5, 2023 and February 3, 2023, respectively.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities include investments in privately held companies, which do not have a readily determinable fair value. As of May 5, 2023 and February 3, 2023, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $86 million and $87 million, respectively, and were included in other assets on the condensed consolidated balance sheets.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three months ended May 5, 2023 and April 29, 2022, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of May 5, 2023 and February 3, 2023, outstanding forward contracts had a total notional value of $519 million and $677 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of May 5, 2023 and February 3, 2023.
During the three months ended May 5, 2023 and April 29, 2022, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of May 5, 2023 and February 3, 2023, outstanding forward contracts had a total notional value of $1.1 billion and $1.7 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of May 5, 2023 and February 3, 2023.
Gains related to the settlement of forward contracts were $18 million and $44 million during the three months ended May 5, 2023 and April 29, 2022, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during each of the three months ended May 5, 2023 and April 29, 2022. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 23 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Operating lease expense	$48	$50
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	2	2
Variable lease expense	10	8
Total lease expense	$60	$60
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three months ended May 5, 2023 and April 29, 2022.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47	$43
Operating cash flows from finance leases	1	—
Financing cash flows from finance leases	1	1
ROU assets obtained in exchange for lease liabilities:
Operating leases	$10	$51

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	May 5, 2023
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$945	$45

Lease liabilities, current(2)	$141	$9
Lease liabilities, non-current(3)	819	37
Total lease liabilities	$960	$46

	February 3, 2023
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$974	$47

Lease liabilities, current(2)	$144	$9
Lease liabilities, non-current(3)	845	39
Total lease liabilities	$989	$48
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
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	May 5,	February 3,
	2023	2023
Weighted-average remaining lease term (in years)
Operating leases	11.8	11.8
Finance leases	5.5	5.7
Weighted-average discount rate
Operating leases	3.6%	3.5%
Finance leases	3.2%	3.2%

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of May 5, 2023 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2024	$131	$8
2025	137	9
2026	129	9
2027	113	7
2028	98	7
Thereafter	605	10
Total future minimum lease payments	1,213	50
Less: Imputed interest	(253)	(4)
Total lease liabilities(1)	$960	$46
(1) Total lease liabilities as of May 5, 2023 excluded legally binding lease payments for leases signed but not yet commenced of $19 million.
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
As of May 5, 2023, the cumulative authorized amount remaining for stock repurchases under the October 2021 authorized repurchase program was $1.6 billion. In connection with its entry into the Merger Agreement, VMware suspended its stock repurchase program during the second quarter of fiscal 2023.
The following table summarizes stock repurchase activity during the three months ended April 29, 2022 (aggregate purchase price in millions, shares in thousands):

Three Months Ended
April 29,
2022
Aggregate purchase price	$89
Class A common stock repurchased	803
Weighted-average price per share	$111.33
Restricted Stock
Restricted stock primarily consists of RSU awards granted to employees. The value of an RSU grant is based on VMware’s stock price on the date of the grant. The shares underlying the RSU awards are not issued until the RSUs vest. Upon vesting, each RSU converts into one share of VMware’s Class A common stock.
Restricted stock also includes PSU awards granted to certain VMware executives and employees. PSU awards have performance conditions and a service-based vesting component. Upon vesting, PSU awards convert into Class A common stock at various ratios ranging from 0.1 to 2.0 shares per PSU, depending upon the degree of achievement of the performance-based targets designated by each award. If minimum performance thresholds are not achieved, then no shares are issued.

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table summarizes restricted stock activity since February 3, 2023 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 3, 2023	23,522	$117.73
Granted	764	127.83
Vested	(4,543)	119.81
Forfeited	(530)	120.24
Outstanding, May 5, 2023	19,213	117.57
The aggregate vesting date fair value of restricted stock that vested during the three months ended May 5, 2023 was $531 million. As of May 5, 2023, restricted stock representing 19.2 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $2.4 billion based on VMware’s closing stock price as of May 5, 2023.
Net Excess Tax Benefits (Tax Deficiencies)
Net excess tax benefits or tax deficiencies recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income and were not material during the three months ended May 5, 2023 and April 29, 2022.
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
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Revenue:
License	$517	$572
Subscription and SaaS	1,217	899
Services:
Software maintenance	1,234	1,310
Professional services	309	307
Total services	1,543	1,617
Total revenue	$3,277	$3,088
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
United States	$1,555	$1,518
International	1,722	1,570
Total	$3,277	$3,088

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the three months ended May 5, 2023 and April 29, 2022.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	May 5,	February 3,
	2023	2023
United States	$826	$840
International	247	261
Total	$1,072	$1,101
As of May 5, 2023 and February 3, 2023, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 13% of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of May 5, 2023 should be read in conjunction with our consolidated financial statements for the year ended February 3, 2023 contained in our Annual Report on Form 10-K filed on March 28, 2023.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal year ending February 2, 2024 and fiscal year ended February 3, 2023 as “fiscal 2024” and “fiscal 2023,” respectively. The first quarter of fiscal 2024 and fiscal 2023 were each 13-week fiscal quarters.
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
During the three months ended May 5, 2023, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. As this trend continues, we expect a greater portion of our revenue to be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. In addition, the rate of growth in our license revenue has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our subscription and SaaS revenue and annual recurring revenue for subscription and SaaS, as well as the growth of our remaining performance obligations, are becoming better indicators of our future growth prospects. In addition, our operating margin was negatively impacted during the three months ended May 5, 2023, and will continue to be impacted in fiscal 2024, as a result of our incremental investment in our subscription and SaaS portfolio.
Broadcom Merger Agreement
On May 26, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Broadcom Inc. (“Broadcom”). Under the terms of the Merger Agreement, each share of our Class A common stock (“Common Stock”), par value $0.01 per share, issued and outstanding immediately prior to the effective time of the transaction will be indirectly converted into the right to receive, at the election of the holder of such share of Common Stock, and subject to proration in accordance with the Merger Agreement as described below: (i) $142.50 per share in cash, without interest (the “Cash Consideration”), or (ii) 0.25200 (the “Exchange Ratio”) shares of common stock, par value $0.001 per share, of Broadcom (“Broadcom Common Stock,” and such consideration, the “Stock Consideration”). The stockholder election will be subject to a proration mechanism, such that the total number of shares of Common Stock entitled to receive the Cash Consideration, and the total number of shares of Common Stock entitled to receive the Stock Consideration, will, in each case, be equal to 50% of the aggregate number of shares of Common Stock issued and outstanding immediately prior to the consummation of the transaction. Holders of Common Stock that do not make an election will be treated as having elected to receive the Cash Consideration or the Stock Consideration in accordance with the proration methodology in the Merger Agreement.
The transaction, which is expected to be consummated in Broadcom’s fiscal year 2023, was approved by our shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. On May 19, 2023, in accordance with the Merger Agreement, we and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to August 26, 2023. If the Closing Effective Date (as defined in the Merger Agreement) has not occurred, a similar three-month extension could be noticed by either party (or mutually) five business days prior to August 26, 2023. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Revenue:
License	$517	$572	$(55)	(10)%
Subscription and SaaS	1,217	899	318	35
Services:
Software maintenance	1,234	1,310	(75)	(6)
Professional services	309	307	2	1
Total services	1,543	1,617	(74)	(5)
Total revenue	$3,277	$3,088	$189	6

Revenue:
United States	$1,555	$1,518	$37	2%
International	1,722	1,570	152	10
Total revenue	$3,277	$3,088	$189	6
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service. Our subscription offerings consisted primarily of our VMware Cloud Provider Program (“VCPP”) and VMware Tanzu offerings, and our SaaS offerings consisted primarily of our Workspace ONE, VMware Aria, VMware Carbon Black Cloud and VMware Cloud on AWS offerings. Subscription and SaaS offerings generally have a duration of one month, one-year, or three-years and are invoiced to the customers either upfront, annually, quarterly or monthly.
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
Furthermore, revenue from term-based license offerings in certain EAs subject to termination for convenience (“TFC”) clauses is recognized ratably as subscription and SaaS revenue, rather than as license revenue, due to the requirement to refund any unused, pre-paid fees upon termination. Any concentration of such sales in any given future period could have a material negative impact on our license revenue in such future periods.
License Revenue
License revenue decreased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, largely due to increased sales of our subscription and SaaS offerings relative to the portion of our on-premises solutions sold as perpetual licenses, as we continue to transition our portfolio from a perpetual license to a subscription and SaaS model.

Subscription and SaaS Revenue
Subscription and SaaS revenue, which includes revenue from term-based license offerings in certain EAs subject to TFC clauses, increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, primarily due to increased sales of our VMware Aria, VCPP, Workspace ONE and VMware Tanzu offerings.
Annual recurring revenue (“ARR”) represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms and any applicable TFC rights are not exercised, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $4.8 billion as of May 5, 2023 and $3.7 billion as of April 29, 2022.
Services Revenue
Software maintenance revenue decreased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, largely due to the continued shift in demand from our on-premises licenses sold with the associated software maintenance to subscription and SaaS offerings. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. Services we provide through our consultants and technical account managers, and our continued focus on solution deployments, including our networking, security, cloud management and anywhere workspace offerings, contributed to the increase in professional services revenue. Our professional services revenue may vary, as we continue to enable our partners to deliver professional services for our solutions. Further, the timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	May 5,	February 3,
	2023	2023
Unearned license revenue	$17	$21
Unearned subscription and SaaS revenue	4,386	4,401
Unearned software maintenance revenue	6,348	6,805
Unearned professional services revenue	1,454	1,516
Total unearned revenue	$12,205	$12,743
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of May 5, 2023 was approximately two years.
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
As of May 5, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.0 billion, of which approximately 54% was expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2024 and the remainder thereafter.

Remaining performance obligations do not include customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, which are included in customer deposits on the condensed consolidated balance sheets and were $766 million as of May 5, 2023.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of May 5, 2023 and February 3, 2023, our total backlog was $28 million and $72 million, respectively, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to licenses was not material as of May 5, 2023 and February 3, 2023. Backlog associated with contracts subject to cancellation until the fulfillment of the performance obligation was excluded from remaining performance obligations, and these amounts were not material as of May 5, 2023 and February 3, 2023.
The amount and composition of backlog will fluctuate period to period. We do not believe the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products and services.
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of revenues and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in salaries during the three months ended May 5, 2023.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Cost of license revenue	$39	$35	$5	14%
% of License revenue	8%	6%
Cost of license revenue remained relatively flat during the three months ended May 5, 2023 compared to the three months ended April 29, 2022.
Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Cost of subscription and SaaS revenue	$202	$187	$15	8%
Stock-based compensation	6	5	1	17
Total expenses	$208	$192	$16	8
% of Subscription and SaaS revenue	17%	21%
Cost of subscription and SaaS revenue increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily due to growth in cash-based employee-related expenses, largely driven by an increase in headcount and salaries.

Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Cost of services revenue	$375	$352	$23	7%
Stock-based compensation	22	23	(1)	(5)
Total expenses	$397	$375	$22	6
% of Services revenue	26%	23%
Cost of services revenue increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily driven by growth in cash-based employee-related expenses of $29 million, largely driven by incremental growth in headcount and salaries.
Research and Development Expenses
Research and development expenses include personnel and related overhead costs associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Research and development	$701	$642	$58	9%
Stock-based compensation	146	132	14	11
Total expenses	$847	$774	$72	9
% of Total revenue	26%	25%
Research and development expenses increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily due to growth in cash-based employee-related expenses of $56 million, largely driven by incremental growth in salaries.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Sales and marketing	$1,022	$970	$52	5%
Stock-based compensation	82	83	(1)	(2)
Total expenses	$1,104	$1,053	$50	5
% of Total revenue	34%	34%
Sales and marketing expenses increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily due to higher commission costs of $30 million, resulting from increased sales volume, as well as merger-related costs incurred related to our pending acquisition by Broadcom (“Merger-Related Costs”), including retention compensation incurred to preserve our business organization through the consummation of the merger (“Retention Compensation”) during the three months ended May 5, 2023.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
General and administrative	$339	$211	$128	61%
Stock-based compensation	34	40	(6)	(14)
Total expenses	$373	$251	$122	49
% of Total revenue	11%	8%
General and administrative expenses increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily due to an accrual of $85 million recognized for the Cirba Inc. patent lawsuit against VMware, as well as Merger-Related Costs of $33 million and Retention Compensation of $19 million during the three months ended May 5, 2023.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Investment income	$64	$1	$63	N/M
% of Total revenue	2%	—%
N/M - Change in percentage is not considered meaningful.
Investment income increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, primarily driven by higher investment yields on our cash equivalents.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Interest expense	$80	$71	$9	13%
% of Total revenue	2%	2%
Interest expense increased during the three months ended May 5, 2023 compared to the three months ended April 29, 2022. The increase was primarily driven by higher interest rates on our senior unsecured term loan facility. Interest expense on the term loan facility was $18 million during the three months ended May 5, 2023, and was not material during the three months ended April 29, 2022.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our outstanding indebtedness.
Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022	$ Change	% Change
Other income (expense), net	$6	$(10)	$16	148%
% of Total revenue	—%	—%

The change in other income (expense), net during the three months ended May 5, 2023 compared to the three months ended April 29, 2022 was primarily driven by changes in gains and losses, whether realized or unrealized, on our investments in equity securities, as well as changes in gains and losses on foreign currency exchange.
Pursuant to a tax matters agreement entered into with Dell effective April 14, 2021 (the “Tax Matters Agreement”), we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to our spin-off from Dell on November 1, 2021 and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. While the adjustments recognized have not been material, we cannot reasonably predict the amount that we may receive or pay in future periods, which could introduce significant risk of variability to our consolidated statements of income.
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Income tax provision	$75	$86
Effective income tax rate	25.0%	26.1%

Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period, and remained relatively flat during the three months ended May 5, 2023 compared to the three months ended April 29, 2022.
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
The Inflation Reduction Act (the “IRA”) was enacted in August 2022, and became effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies. The IRA did not have an impact on our income tax provision during the three months ended May 5, 2023. We will continue to evaluate the impact of these tax law changes in future periods.
Our Relationship with Dell
Transactions with Dell continue to be considered related party transactions following the Spin-Off due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell.
On November 1, 2021, in connection with the Spin-Off, we entered into the Commercial Framework Agreement with Dell to provide a framework under which our strategic commercial relationship will continue, particularly with respect to projects mutually agreed by the parties as having the potential to accelerate the growth of an industry, product, service, or platform that may provide the parties with a strategic market opportunity. The Commercial Framework Agreement has an initial term of five years, with automatic one-year renewals occurring annually thereafter, subject to certain terms and conditions.
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
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which Dell pays us for services or reimburses us for costs incurred.
During the three months ended May 5, 2023 and April 29, 2022, revenue from Dell accounted for 36% and 37% of our consolidated revenue, respectively. During the three months ended May 5, 2023 and April 29, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 13% and 14% of total revenue from Dell, and 5% and 5% of our consolidated revenue, respectively.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and unearned revenue from such arrangements, for the periods presented consisted of the following (table in millions):

	Revenue		Unearned Revenue
	Three Months Ended		As of
	May 5,	April 29,	May 5,	February 3,
	2023	2022	2023	2023
Reseller revenue	$1,156	$1,137	$5,786	$6,145
Internal-use revenue	13	13	47	19
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Customer deposits resulting from transactions with Dell were $750 million and $766 million as of May 5, 2023 and February 3, 2023, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which we pay Dell for services it provides to us.
•Through the end of fiscal 2023, in certain geographic regions where we did not have an established legal entity, we contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by us. The costs incurred by Dell on our behalf related to these employees were charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs were included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Payments for Dell subsidiary support and administrative costs were not material during the three months ended April 29, 2022.
Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Purchases and leases of products and purchases of services	$38	$42
We also purchase Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were not material during the three months ended May 5, 2023 and April 29, 2022.

Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	May 5,	February 3,
	2023	2023
Cash and cash equivalents	$6,548	$5,100
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
The 2017 Tax Act imposed a one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of May 5, 2023 was $445 million, which we expect to pay over the next three years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the Tax Agreements, as defined in Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. In addition, changes to Section 174 enacted as part of the 2017 Tax Act require companies to capitalize and amortize research and development expenditures for tax purposes. This provision became effective for us beginning in fiscal 2023. If this provision is not deferred, repealed or modified, our cash taxes may fluctuate significantly in the future.
Our cash flows summarized for the periods presented were as follows (table in millions):

	Three Months Ended
	May 5,	April 29,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,750	$1,005
Investing activities	(113)	(91)
Financing activities	(189)	(815)
Net increase in cash, cash equivalents and restricted cash	$1,448	$99
Operating Activities
Cash provided by operating activities increased by $744 million during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, primarily driven by increased cash collections and lower cash outflows related to operating expenses, offset in part by increased cash payments for employee-related expenses, including salaries, bonuses and commissions.
Investing Activities
Cash used in investing activities increased by $23 million during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, primarily due to the absence of proceeds from sales of investments in equity securities during the three months ended May 5, 2023.
Financing Activities
Cash used in financing activities decreased by $628 million during the three months ended May 5, 2023 compared to the three months ended April 29, 2022, primarily driven by the absence of the repayment against the senior unsecured term loan facility of $750 million, as well as the suspension on our stock repurchase program and employee stock purchase plan in connection with our entry into the Merger Agreement during the second quarter of fiscal 2023. These decreases were offset in part by an increase of $94 million in shares repurchased for tax withholdings on the vesting of restricted stock during the three months ended May 5, 2023.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregate net carrying value of $9.2 billion as of May 5, 2023. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During the three months ended May 5, 2023 and April 29, 2022, interest paid for the Senior Notes was $67 million and $70 million, respectively.
Senior Unsecured Term Loan Facility
We have senior unsecured term loan facilities that provided us with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). As of May 5, 2023, the outstanding balance was $1.2 billion. Interest paid for the 2021 Term Loan was $17 million during the three months ended May 5, 2023, and was not material during the three months ended April 29, 2022.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our outstanding indebtedness.
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
Critical Accounting Estimates
In preparing our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”), we are required to make estimates, assumptions and judgments that affect the amounts reported on our financial statements and the accompanying disclosures. Estimates and assumptions about future events and their effects cannot be determined with certainty and therefore require the exercise of judgment. We base our estimates, assumptions and judgments on historical experience and various other factors that we believe to be reasonable under the circumstances. These estimates may change in future periods and will be recognized in the condensed consolidated financial statements as new events occur and additional information becomes known. Actual results could differ from those estimates and any such differences may be material to our financial statements. We believe that the critical accounting estimates set forth within Part II, Item 7, “Critical Accounting Estimates” of our Annual Report on Form 10-K filed on March 28, 2023 involve a higher degree of judgment and complexity in their application than our other accounting estimates. Our senior management has reviewed our critical accounting estimates and related disclosures with the Audit Committee of the Board of Directors. Historically, our assumptions and judgments relative to our critical accounting estimates have not differed materially from actual results.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the three months ended May 5, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 28, 2023 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended May 5, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
If any of these conditions are not satisfied or waived prior to August 26, 2023, which deadline may be extended to November 26, 2023 under certain circumstances, it is possible that the Merger Agreement will be terminated.
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
•We may fail to accurately predict subscription renewal and consumption rates or their impact on operating results and annual recurring revenue (“ARR”), and because revenue from subscriptions is recognized for our services over the term of the subscription, downturns or upturns in sales may not be immediately reflected in our results.
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
The application platform, multi-cloud, digital workspace, networking and security product areas are interrelated and rapidly evolving, and we face intense competition across all the markets for our products and services. Many of our current or potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical, sales, marketing and other resources than we do. Additionally, the adoption of public and distributed cloud, micro-services, containers, and open source technologies have the potential to adversely affect our operating results.
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off premises. A significant percentage of new application development is happening in the public cloud, with providers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry and ServiceNow in the automation space. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VMware Cloud Provider Program (“VCPP”) offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. Although we have formed alliances with various public cloud providers to create hybrid and multi-cloud offerings, we continue to face intense competition from these public cloud providers. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2019, we extended our collaboration with AWS to include VMware Cloud on AWS Outposts to deliver VMware Cloud on AWS as a managed offering in on-premises facilities. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Engine), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers, including AWS and Microsoft, are delivering hybrid cloud hardware solutions with integrated software, such as distributed cloud management, which may be based on specialized technologies such as smart network interface cards (“SmartNICs”), data processing units (“DPUs”) or infrastructure processing units (“IPUs”). These specialized technologies can take on an array of compute, storage, security and networking functions, enabling greater cloud efficiency and performance gains, as well as security benefits, namely in the form of CPU hardware isolation, that may undergird hybrid cloud offerings like AWS Outposts. Public cloud infrastructure providers have also developed offerings based on servers using Arm CPUs to reduce energy costs, such as AWS Graviton, announced in 2018. To the extent customers and partners, including service providers, choose to adopt co-processor or non-x86-based models to operate native or hybrid cloud environments, demand for VMware’s on-premises, hybrid and multi-cloud products and our operating results could be materially adversely affected.
Providers of application modernization and open source developer platform services. Many public cloud infrastructure and multi-cloud SaaS competitors also offer standalone or embedded application development, or Platform-as-a-Service (“PaaS”), services. With respect to AWS, Azure and Google Cloud, PaaS services are often bundled with consumption-based IaaS offerings. These IaaS providers and other developer solution partners, such as Red Hat, a subsidiary of IBM, and HashiCorp, offer tools and services based on containers and DevSecOps (development, security and operations), “shift-left” or continuous integration and continuous delivery practices. These providers may offer services, such as application security testing, application performance monitoring and automation, earlier in the application lifecycle or during development, in addition to during production. While VMware offers Aria Operations for Applications (formerly Tanzu Observability), which directly competes in this space, competitor DevSecOps offerings may reduce the demand for or put pricing pressure on traditional VMware management and automation product offerings, which are often deployed for production use cases. Open source technologies for containerization and cloud platforms, such as Xen, KVM, Docker, rkt, OpenShift, Mesos, Kubernetes and OpenStack, and other open source software-based products, solutions and services may reduce the demand for our solutions, put pricing pressure on our offerings and enable competing vendors to leverage open source technologies to compete directly with us. New platform technologies and standards based on open source software are consistently being developed and can gain popularity quickly. Improvements in open source software could cause customers to replace software purchased from us with open source software. In step with these trends, we deliver a comprehensive container, Kubernetes and Cloud Native Application technologies portfolio with VMware Tanzu and have increased our level of commitment to open source projects and communities, such as the Cloud Native Computing Foundation (“CNCF”), that are designed to increase the rate at which customers adopt micro-services architectures. The adoption of distributed micro-service application architectures, and their alignment with container technologies, represents an emerging area of competition. As we continue to invest in these areas, we will experience increasing competitive overlap with other cloud native vendors, such as Red Hat, and the large providers of public cloud infrastructure and developer services. Such competitive pressure or the availability of new open source software may cause us to experience reduced sales, increased pricing pressure, increased sales and marketing expenses and reduced operating margins, any one of which may adversely affect our operating results.
Providers of enterprise security offerings. With our acquisition of Carbon Black Inc. (“Carbon Black”) in 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. Competitors in the end point security space range from established solution providers such as Microsoft and Trend Micro to next-generation endpoint security providers such as CrowdStrike and SentinelOne. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. Additionally, new trends, such as Extended Threat Detection and Response (XDR), Secure Access Service Edge (SASE) and Zero Trust Network Access (ZTNA), represent the coalescence of formerly distinct markets, such as identity management, secure web gateway (SWG), SD-

WAN, network firewall and cloud access security brokers (CASBs). These new trends may bring existing partners, such as Fortinet, Zscaler and Okta into a more competitive position with our Carbon Black, VeloCloud and other distributed network security offerings. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
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
Our partners and members of our developer and technology partner ecosystem. We face competition from our partners. For example, third parties currently selling our products and services could build and market their own competing products and services or market competing products and services of other vendors. Additionally, as formerly distinct sectors of enterprise IT, such as software-based virtualization and hardware-based server, networking and storage solutions, converge, we also increasingly compete with companies who are members of our developer and technology partner ecosystem. For example, in 2019, one of our important partners and customers, IBM, acquired Red Hat, one of our competitors in the cloud native applications space. In 2020, Nvidia acquired Mellanox, a SmartNIC provider, and, similarly, in 2022, AMD acquired Xilinx, a field-programmable gate array (“FPGA”) provider, and Pensando, a DPU provider, giving Nvidia and AMD the potential to offer offloaded, FAC-embedded competitive virtualization, storage, security and networking software to enterprise customers for their on-premises environments. In 2022, Intel formed a partnership with Google Cloud to develop public cloud instances using Intel IPUs, and each of Microsoft Azure and Google Cloud announced agreements with Ampere, an Arm-based CPU provider. Consequently, when such convergences occur, we may find it more difficult to continue to collaborate productively on other projects with these partners, and the advantages we derive from our ecosystem could diminish.
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
Reliance on our relationship with Dell. During the three months ended May 5, 2023, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 36% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 26% of our total revenue during the three months ended May 5, 2023. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
Sales via our various route-to-market relationships with Dell accounted for 36% of our consolidated revenue during the three months ended May 5, 2023, and transactions where Dell acted as an OEM accounted for 13% of the revenue from Dell, or

5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the three months ended May 5, 2023. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
As of May 5, 2023, we had an aggregate of $10.4 billion of outstanding indebtedness. Additionally, we entered into a $1.5 billion unsecured revolving credit facility during the third quarter of fiscal 2022, which is undrawn.
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
In addition, regulatory guidance is still forthcoming with respect to the 2017 Tax Act and such guidance may adversely impact our tax provision. Any assessment of additional taxes could materially affect our financial condition and operating results. Further, beginning in fiscal 2023, the 2017 Tax Act eliminates the option to deduct research and development expenditures immediately in the year incurred and requires taxpayers to amortize such expenditures over five years for domestic expenses and fifteen years for certain foreign expenses. Although the U.S. Congress is considering various legislative options that would defer the amortization requirement to later years, we have no assurance that the provision will be repealed or otherwise modified. This provision became effective for us beginning in fiscal 2023. If this provision is not deferred, repealed or modified, our cash taxes may further increase in the future.
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
For example, numerous other countries have also recently enacted or are considering enacting changes to tax laws, administrative interpretations, decisions, policies and positions. In addition, the Organization for Economic, Co-operation and Development (“OECD”), an international association of countries, including the U.S., has made changes and is contemplating additional changes to numerous long-standing tax principles. Further, the Inflation Reduction Act (the “IRA”) was enacted in August 2022 and is effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies.
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
As described in Note D to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are, and may become, involved in various legal and regulatory proceedings, and investigations relating to our business, including with respect to antitrust and competition, breach of contract, class action, commercial, corporate governance, cybersecurity, employment, intellectual property, privacy, securities, and whistleblower matters. Matters such as these may impact our business in different ways. Intellectual property infringement claims, for example, may seek injunctive relief or other court orders that could prevent us from offering our products. As a result, we might be required to seek a license for the use of such intellectual property, which may not be available on commercially reasonable terms or at all, or we may be required to develop non-infringing technology, which could require significant effort and expense and may ultimately not be successful. Because we generally indemnify our customers and partners from intellectual property infringement claims in connection with the use of our products, we may be called on to defend these customers and partners in litigation. In addition, we have already been, and may continue to be, subject to demands, claims and lawsuits arising out of Broadcom’s proposed acquisition of VMware. We may also be subject to demands, claims, lawsuits, regulatory investigations and Congressional inquiries relating to cybersecurity incidents. From time to time, we also receive inquiries from and have discussions with government entities regarding our compliance with laws and regulations. Such litigation, investigations, regulatory inquiries, and proceedings can be unpredictable and time-consuming, divert management’s attention and resources, cause us to incur significant expenses, and could result in ancillary consequences that limit our ability to avail ourselves of certain legal benefits or protections for periods of time. For example, as a result of our settlement with the SEC in September 2022, we no longer qualify for well-known seasoned issuer status, we are ineligible for certain private offering exemptions under the Securities Act that would otherwise make our public offerings of debt more efficient and we are unable to rely on protection of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995 again until September 2025. Allegations made in connection with these matters may harm our reputation, regardless of their merit and could have a material adverse impact on our business, financial condition, cash flows or results of operations if decided adversely to or settled by us.
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
As a result of the Spin-Off, the entities affiliated with Michael Dell (“MSD Stockholders”) and the entities affiliated with Silver Lake Partners (“SLP Stockholders”) became direct beneficial holders of VMware with interests representing 39.3% and 9.8%, respectively, of our outstanding stock, based on the number of shares outstanding as of June 2, 2023. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 65.9% of Dell’s outstanding stock as of June 2, 2023. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of May 5, 2023, goodwill and amortizable intangible assets were $9.6 billion and $427 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
As of May 5, 2023, the cumulative authorized amount remaining for stock repurchases under the October 2021 authorized repurchase program was $1.6 billion. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program during the second quarter of fiscal 2023.

ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among VMware, Inc., Broadcom Inc, Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC	8-K	001-33622	2.1	5/26/22
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/4/22
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	4/6/23
10.1*+	Executive Bonus Program, as amended April 26, 2023
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	June 8, 2023	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Chief Accounting Officer (Principal Accounting Officer)