Form 10-Q
period 2023-08-04
VMWARE, INC.
filed 2023-09-07
CIK 1124610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 4, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
As of September 1, 2023, the number of shares of Class A common stock, par value $0.01 per share, of the registrant outstanding was 431,789,488.

VMware, Pivotal, Tanzu, Workspace ONE, Aria, Carbon Black, vSphere, NSX, vRealize, CloudHealth, VeloCloud, Nyansa and ESXi are registered trademarks or trademarks of VMware, Inc. or its subsidiaries in the United States and other jurisdictions. All other marks and names mentioned herein may be trademarks of their respective organizations.

PART I
FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Revenue(1):
License	$619	$796	$1,136	$1,369
Subscription and SaaS	1,259	943	2,476	1,842
Services	1,530	1,597	3,073	3,213
Total revenue	3,408	3,336	6,685	6,424
Operating expenses(2):
Cost of license revenue	37	39	76	74
Cost of subscription and SaaS revenue	203	196	411	387
Cost of services revenue	399	369	796	744
Research and development	835	803	1,682	1,577
Sales and marketing	1,100	1,080	2,205	2,134
General and administrative	287	276	660	527
Realignment	—	7	—	7
Operating income	547	566	855	974
Investment income	74	7	138	8
Interest expense	(79)	(74)	(159)	(145)
Other income (expense), net	19	(20)	26	(30)
Income before income tax	561	479	860	807
Income tax provision	84	132	159	218
Net income	$477	$347	$701	$589
Net income per weighted-average share, basic	$1.11	$0.82	$1.63	$1.40
Net income per weighted-average share, diluted	$1.10	$0.82	$1.62	$1.39
Weighted-average shares, basic	430,395	422,002	429,290	421,294
Weighted-average shares, diluted	434,090	424,125	432,839	423,561
__________
(1) Includes related party revenue as follows (refer to Note C):
License	$291	$436	$478	$690
Subscription and SaaS	389	259	767	514
Services	589	633	1,193	1,274
(2) Includes stock-based compensation as follows:
Cost of license revenue	$—	$—	$1	$1
Cost of subscription and SaaS revenue	6	6	13	11
Cost of services revenue	23	25	45	48
Research and development	146	146	293	278
Sales and marketing	88	93	166	174
General and administrative	47	41	81	81
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Net income	$477	$347	$701	$589
Other comprehensive income (loss):
Changes in fair value of effective foreign currency forward contracts:
Unrealized gains (losses), net of tax provision (benefit) of $—, $(1), $— and $(1)	(2)	(6)	(2)	(9)
Reclassification of (gains) losses realized during the period, net of tax (provision) benefit of $— for all periods	—	2	—	1
Total other comprehensive income (loss)	(2)	(4)	(2)	(8)
Comprehensive income, net of taxes	$475	$343	$699	$581
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in millions, except per share amounts, and shares in thousands)
(unaudited)

	August 4,	February 3,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$6,801	$5,100
Accounts receivable, net of allowance of $10 and $9	2,432	2,510
Due from related parties	1,267	2,078
Other current assets	519	543
Total current assets	11,019	10,231
Property and equipment, net	1,644	1,623
Deferred tax assets	6,402	6,157
Intangible assets, net	368	478
Goodwill	9,598	9,598
Due from related parties	267	208
Other assets	2,901	2,942
Total assets	$32,199	$31,237
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217	$267
Accrued expenses and other	2,358	2,568
Customer deposits	2,017	1,087
Current portion of long-term debt	1,000	1,000
Unearned revenue	6,739	7,079
Due to related parties	404	390
Total current liabilities	12,735	12,391
Long-term debt	9,449	9,440
Unearned revenue	5,351	5,664
Income tax payable	381	287
Operating lease liabilities	785	845
Due to related parties	504	648
Other liabilities	447	428
Total liabilities	29,652	29,703
Contingencies (refer to Note D)
Stockholders’ equity:
Class A common stock, par value $0.01; authorized 2,500,000 shares; issued and outstanding 431,379 and 426,741 shares	4	4
Additional paid-in capital	1,409	1,095
Accumulated other comprehensive loss	(6)	(4)
Retained earnings	1,140	439
Total stockholders’ equity	2,547	1,534
Total liabilities and stockholders’ equity	$32,199	$31,237
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 4,	July 29,
	2023	2022
Operating activities:
Net income	$701	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	666	590
Stock-based compensation	599	593
Deferred income taxes, net	(237)	(80)
(Gain) loss on equity securities and disposition of assets, net	4	(12)
Other	6	3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	72	222
Other current assets and other assets	(291)	(418)
Due from related parties	752	180
Accounts payable	(49)	(31)
Accrued expenses, customer deposits and other liabilities	717	(319)
Income taxes payable	37	114
Unearned revenue	(653)	9
Due to related parties	(130)	(38)
Net cash provided by operating activities	2,194	1,402
Investing activities:
Additions to property and equipment	(199)	(219)
Sales of investments in equity securities	—	20
Purchases of strategic investments	(3)	(8)
Proceeds from disposition of assets	10	90
Business combinations, net of cash acquired, and purchases of intangible assets	(8)	(4)
Net cash used in investing activities	(200)	(121)
Financing activities:
Proceeds from issuance of common stock	5	124
Repayment of term loan	—	(1,500)
Repurchase of common stock	—	(89)
Shares repurchased for tax withholdings on vesting of restricted stock	(300)	(205)
Principal payments on finance lease obligations	(3)	(2)
Net cash used in financing activities	(298)	(1,672)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,696	(391)
Cash, cash equivalents and restricted cash at beginning of the period	5,127	3,663
Cash, cash equivalents and restricted cash at end of the period	$6,823	$3,272
Supplemental disclosures of cash flow information:
Cash paid for interest	$154	$140
Cash paid for taxes, net	416	184
Non-cash items:
Changes in capital additions, accrued but not paid	$(12)	$9
The accompanying notes are an integral part of the condensed consolidated financial statements.

VMware, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in millions)
(unaudited)

	Three Months Ended August 4, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value
Balance, May 5, 2023	430	$4	$1,204	$663	$(4)	$1,867
Proceeds from issuance of common stock	—	—	4	—	—	4
Issuance of restricted stock	2	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	(116)	—	—	(116)
Stock-based compensation	—	—	317	—	—	317
Total other comprehensive loss	—	—	—	—	(2)	(2)
Net income	—	—	—	477	—	477
Balance, August 4, 2023	431	$4	$1,409	$1,140	$(6)	$2,547

	Six Months Ended August 4, 2023
	Class A Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Stockholders’ Equity
	Shares	Par Value
Balance, February 3, 2023	427	$4	$1,095	$439	$(4)	$1,534
Proceeds from issuance of common stock	—	—	5	—	—	5
Issuance of restricted stock	7	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(3)	—	(305)	—	—	(305)
Stock-based compensation	—	—	614	—	—	614
Total other comprehensive loss	—	—	—	—	(2)	(2)
Net income	—	—	—	701	—	701
Balance, August 4, 2023	431	$4	$1,409	$1,140	$(6)	$2,547

	Three Months Ended July 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, April 29, 2022	421	$4	$227	$(633)	$(9)	$(411)
Proceeds from issuance of common stock	—	—	5	—	—	5
Issuance of restricted stock	3	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	(115)	—	—	(115)
Stock-based compensation	—	—	318	—	—	318
Total other comprehensive loss	—	—	—	—	(4)	(4)
Net income	—	—	—	347	—	347
Balance, July 29, 2022	423	$4	$435	$(286)	$(13)	$140

	Six Months Ended July 29, 2022
	Class A Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, January 28, 2022	419	$4	$—	$(875)	$(5)	$(876)
Proceeds from issuance of common stock	1	—	124	—	—	124
Repurchase and retirement of common stock	(1)	—	(89)	—	—	(89)
Issuance of restricted stock	5	—	—	—	—	—
Shares withheld for tax withholdings on vesting of restricted stock	(1)	—	(208)	—	—	(208)
Stock-based compensation	—	—	608	—	—	608
Total other comprehensive loss	—	—	—	—	(8)	(8)
Net income	—	—	—	589	—	589
Balance, July 29, 2022	423	$4	$435	$(286)	$(13)	$140
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
On November 1, 2021, VMware’s spin-off from Dell Technologies Inc. (“Dell”) was completed (the “Spin-Off”). As a result of the Spin-Off, VMware became a standalone company and entities affiliated with Michael Dell (the “MSD Stockholders”), who serves as VMware’s Chairman of the Board and chairman and chief executive officer of Dell, and entities affiliated with Silver Lake Partners (the “SLP Stockholders”), of which Egon Durban, a VMware director, is a managing partner, became owners of direct interests in VMware representing 39.2% and 9.7%, respectively, of VMware’s outstanding stock, based on the shares outstanding as of August 4, 2023. Due to the MSD Stockholders’ and SLP Stockholders’ direct ownership in both VMware and Dell, as well as Mr. Dell’s executive position with Dell, transactions with Dell continue to be considered related party transactions following the Spin-Off.
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
The Merger Agreement contains customary representations, warranties and covenants. The Merger Agreement also contains termination rights for either or each of Broadcom and the Company. On August 21, 2023, in accordance with the
Merger Agreement, the Company and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to November 26, 2023.
The transaction, which is expected to be consummated on October 30, 2023, was approved by VMware shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
Income Taxes
In July 2023, the Internal Revenue Service released Notice 2023-55, which provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under Sections 901 and 903 of the Internal Revenue Code. As a result of the temporary relief, the Company recognized a discrete tax benefit of approximately $60 million in income tax provision on the condensed consolidated statements of income during each of the three and six months ended August 4, 2023.
B. Revenue, Unearned Revenue and Remaining Performance Obligations
Revenue
Contract Assets
A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed-fee professional services where transfer of services has occurred in advance of the Company’s right to invoice. Contract assets are classified as accounts receivables upon invoicing. Contract assets are included in other current assets on the condensed consolidated balance sheets. Contract assets were $33 million as of August 4, 2023 and February 3, 2023. Contract asset balances will fluctuate based upon the timing of the transfer of services, billings and customers’ acceptance of contractual milestones.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
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
As of August 4, 2023, customer deposits of $2.0 billion were included in current liabilities on the condensed consolidated balance sheets and primarily consisted of customer prepayments received for contracts that include certain cancellation rights, such as termination for convenience, of $1.6 billion and cloud credits of $380 million. In addition, customer deposits of $179 million were included in other liabilities on the condensed consolidated balance sheets and primarily consisted of cloud credits.
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
Deferred Commissions
Deferred commissions are classified as current or non-current based on the duration of the expected period of benefit. Deferred commissions, including the employer portion of payroll taxes, included in other current assets as of August 4, 2023 and February 3, 2023 were not material. Deferred commissions included in other assets were $1.6 billion and $1.5 billion as of August 4, 2023 and February 3, 2023, respectively.
Amortization expense for deferred commissions was included in sales and marketing on the condensed consolidated statements of income and was $183 million and $362 million during the three and six months ended August 4, 2023, respectively, and $158 million and $301 million during the three and six months ended July 29, 2022, respectively.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 4,	February 3,
	2023	2023
Unearned license revenue	$11	$21
Unearned subscription and software-as-a-service (“SaaS”) revenue	4,488	4,401
Unearned software maintenance revenue	6,095	6,805
Unearned professional services revenue	1,496	1,516
Total unearned revenue	$12,090	$12,743
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to VMware’s maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of August 4, 2023 was approximately two years. Unearned professional services revenue results primarily from prepaid professional services and is generally recognized as the services are performed.
Total billings and revenue recognized during the three months ended August 4, 2023 were $2.2 billion and $2.3 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses. Total billings and revenue recognized during the six months ended August 4, 2023 were $3.9 billion and $4.6 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
Revenue recognized during the three and six months ended July 29, 2022 was $2.2 billion and $4.3 billion, respectively, and did not include amounts for performance obligations that were fully satisfied upon delivery, such as on-premises licenses.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
As of August 4, 2023, the aggregate transaction price allocated to remaining performance obligations was $12.9 billion, of which approximately 55% was expected to be recognized as revenue over the next twelve months and the remainder thereafter. As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2024 and the remainder thereafter.
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
During the three and six months ended August 4, 2023, revenue from Dell accounted for 37% and 36% of VMware’s consolidated revenue, respectively. During each of the three and six months ended August 4, 2023, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, and 5% of VMware’s consolidated revenue.
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
Dell purchases VMware products and services directly from VMware, as well as through VMware’s channel partners. Information about VMware’s revenue and unearned revenue from such arrangements for the periods presented consisted of the following (table in millions):

	Revenue				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 4,	July 29,	August 4,	July 29,	August 4,	February 3,
	2023	2022	2023	2022	2023	2023
Reseller revenue	$1,225	$1,313	$2,380	$2,451	$5,632	$6,145
Internal-use revenue	44	15	58	27	44	19
Customer deposits resulting from transactions with Dell were $1.1 billion and $766 million as of August 4, 2023 and February 3, 2023, respectively.
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
•Through the end of fiscal 2023, in certain geographic regions where VMware did not have an established legal entity, VMware contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by VMware. The costs incurred by Dell on VMware’s behalf related to these employees were charged to VMware with a mark-up intended to approximate costs that would have been incurred had VMware contracted for such services with an unrelated third party. These costs were included as expenses on VMware’s condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Payments for Dell subsidiary support and administrative costs were not material during the three and six months ended July 29, 2022.
Information about VMware’s payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Purchases and leases of products and purchases of services	$51	$53	$89	$95
VMware also purchases Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, VMware and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of VMware’s end users at the end users’ discretion. Upon acceptance of the financing arrangement by both VMware’s end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $21 million and $17 million during the six months ended August 4, 2023 and July 29, 2022, respectively, and were not material during each of the three months ended August 4, 2023 and July 29, 2022.
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
As of the periods presented, amounts due to and due from Dell pursuant to the Tax Matters Agreement consisted of the following (table in millions):

	August 4,	February 3,
	2023	2023
Due from related parties:
Current	$—	$1
Non-current	267	208
Due to related parties:
Current	$341	$306
Non-current	504	648
Amounts due to Dell pursuant to the Tax Matters Agreement primarily related to VMware’s estimated tax obligation resulting from the mandatory, one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) of $334 million and $445 million as of August 4, 2023 and February 3, 2023, respectively. The U.S. Tax Cuts and Jobs Act enacted on December 22, 2017 (the “2017 Tax Act”) included a deferral election for an eight-year installment payment method

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
on the Transition Tax. The Company expects to pay the remainder of its Transition Tax as of August 4, 2023 over a period of two years. In addition, amounts due to Dell included uncertain tax positions of $292 million and $285 million as of August 4, 2023 and February 3, 2023, respectively.
During each of the three and six months ended August 4, 2023, payments received from Dell pursuant to the Tax Matters Agreement were not material, and payments made to Dell were $113 million. During each of the three and six months ended July 29, 2022, payments received from Dell pursuant to the Tax Matters Agreement were not material, and payments made to Dell were $59 million. Payments made to Dell for the periods presented were primarily related to the Transition Tax.
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
On March 5, 2020, two purported Pivotal stockholders filed a petition for appraisal in the Delaware Court of Chancery (the “Chancery Court”) seeking a judicial determination of the fair value of an aggregate total of 10,000,100 Pivotal shares (the “Appraisal Action”). On June 23, 2020, the Company made a payment of $91 million to the petitioners in the Appraisal Action, which reduces the Company’s exposure to accumulating interest. A trial in the Appraisal Action took place in July 2022. Thereafter, the parties completed a post-trial briefing, and a post-trial hearing was held on December 13, 2022. On August 14, 2023, the Chancery Court issued a ruling finding that the fair value for the acquisition was $14.83 per share. The ruling is subject to appeal. As a result, recognition of the estimated gain contingency, which primarily represents the difference between the purchase price of $15.00 per share and the fair value per share, will occur in the period in which all underlying events or contingencies are resolved and is not expected to be material to the condensed consolidated financial statements. In the event of an appeal, the Company intends to vigorously defend against this matter.
On April 25, 2019, Cirba Inc. and Cirba IP, Inc. (collectively, “Cirba”) sued VMware in the United States District Court for the District of Delaware (the “Delaware Court”) asserting two patent infringement claims and three trademark claims. A first jury trial was held on these claims in January 2020, following which, in December 2020, the Delaware Court ordered a new trial. During the proceedings, VMware counter-asserted eight patent infringement claims against Cirba, and Cirba asserted an additional two patent infringement claims against VMware. VMware filed invalidity challenges in the United States Patent and Trademark Office against all four patents asserted by Cirba. In those proceedings, one patent (“367 patent”) survived an ex parte reexamination and one patent (“687 patent”) remains under review in an ex parte reexamination. In addition, the Patent Trial and Appeal Board found one patent invalid (“492 patent”) pursuant to an inter partes review and one patent invalid (“459

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
patent”) pursuant to a post-grant review. Cirba severed and stayed the 492 patent and 459 patent claims from the Delaware Court proceedings and appealed both decisions to the Federal Circuit. Of the eight patents asserted by VMware, one was held invalid pursuant to a Section 101 challenge and four were voluntarily dismissed. The remaining three patents were severed and stayed. Prior to the second jury trial, the Delaware Court granted VMware’s summary judgment motion on Cirba’s three trademark claims. Beginning on April 24, 2023, the second jury trial was held on Cirba’s 367 patent and 687 patent claims. On May 1, 2023, the jury returned a verdict finding that VMware infringed both patents. Specifically, the jury’s verdict found that VMware willfully infringed one patent and that one of Cirba’s patents that VMware asserted invalidity against was valid. The jury awarded damages to Cirba of $85 million. The parties are now in the post-trial motion stage. During the first quarter of fiscal 2024, VMware accrued a total of $85 million, which reflects the estimated losses that are considered both probable and reasonably estimable at this time. The amount accrued for this matter was included in accrued expenses and other on the condensed consolidated balance sheets as of August 4, 2023, and the charge was included in general and administrative expense on the condensed consolidated statements of income during the six months ended August 4, 2023. The Company is unable at this time to assess whether, or to what extent, the jury verdict will stand following post-trial motions and appeals. The Company intends to continue to vigorously defend against this matter.
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
VMware is also subject to other legal, administrative and regulatory proceedings, claims, demands and investigations in the ordinary course of business or in connection with business mergers and acquisitions, including claims with respect to commercial, contracting and sales practices, product liability, intellectual property, employment, corporate and securities law, class action, whistleblower and other matters. From time to time, VMware also receives inquiries from and has discussions with government entities and stockholders on various matters. As of August 4, 2023, amounts accrued relating to these other matters arising as part of the ordinary course of business were considered not material. VMware does not believe that any liability from any reasonably possible disposition of such claims and litigation, individually or in the aggregate, would have a material adverse effect on its condensed consolidated financial statements.
E. Definite-Lived Intangible Assets, Net
As of the periods presented, definite-lived intangible assets consisted of the following (amounts in tables in millions):

	August 4, 2023
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.4	$787	$(658)	$129
Customer relationships and customer lists	12.0	626	(402)	224
Trademarks and tradenames	6.8	69	(54)	15
Total definite-lived intangible assets		$1,482	$(1,114)	$368

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	February 3, 2023
	Weighted-Average Useful Lives (in years)	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Purchased technology	5.3	$819	$(623)	$196
Customer relationships and customer lists	11.9	632	(371)	261
Trademarks and tradenames	6.8	69	(48)	21
Total definite-lived intangible assets		$1,520	$(1,042)	$478
Amortization expense on definite-lived intangible assets was $58 million and $118 million during the three and six months ended August 4, 2023, respectively, and $63 million and $129 million during the three and six months ended July 29, 2022, respectively.
Based on intangible assets recorded as of August 4, 2023 and assuming no subsequent additions, dispositions or impairment of underlying assets, the remaining estimated annual amortization expense over the next five fiscal years and thereafter is expected to be as follows (table in millions):

Remainder of 2024	$88
2025	114
2026	73
2027	43
2028	16
Thereafter	34
Total	$368
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
The following table sets forth the computations of basic and diluted net income per share during the periods presented (table in millions, except per share amounts and shares in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Net income	$477	$347	$701	$589
Weighted-average shares, basic	430,395	422,002	429,290	421,294
Effect of other dilutive securities	3,695	2,123	3,549	2,267
Weighted-average shares, diluted	434,090	424,125	432,839	423,561
Net income per weighted-average share, basic	$1.11	$0.82	$1.63	$1.40
Net income per weighted-average share, diluted	$1.10	$0.82	$1.62	$1.39

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following table sets forth the weighted-average common share equivalents of Common Stock that were excluded from the diluted net income per share calculations during the periods presented because their effect would have been anti-dilutive (shares in thousands):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Anti-dilutive securities:
Employee stock options	—	159	—	126
RSUs	87	876	1,297	679
Total	87	1,035	1,297	805
G. Cash, Cash Equivalents and Restricted Cash
Cash and Cash Equivalents
Cash and cash equivalents totaled $6.8 billion and $5.1 billion as of August 4, 2023 and February 3, 2023, respectively. Cash equivalents were $6.0 billion as of August 4, 2023 and consisted of money-market funds of $6.0 billion and time deposits of $42 million. Cash equivalents were $4.3 billion as of February 3, 2023 and consisted of money-market funds of $4.2 billion and time deposits of $19 million.
Restricted Cash
The following table provides a reconciliation of the Company’s cash and cash equivalents, and current and non-current portion of restricted cash reported on the condensed consolidated balance sheets that sum to the total cash, cash equivalents and restricted cash as of the periods presented (table in millions):

	August 4,	February 3,
	2023	2023
Cash and cash equivalents	$6,801	$5,100
Restricted cash within other current assets	21	24
Restricted cash within other assets	1	3
Total cash, cash equivalents and restricted cash	$6,823	$5,127
Amounts included in restricted cash primarily relate to certain employee-related benefits.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The carrying value of the Senior Notes as of the periods presented was as follows (amounts in millions):

	August 4,	February 3,	Effective Interest Rate
	2023	2023
2017 Senior Notes:
3.90% Senior Note Due August 21, 2027	$1,250	$1,250	4.05%
2020 Senior Notes:
4.50% Senior Note Due May 15, 2025	750	750	4.70%
4.65% Senior Note Due May 15, 2027	500	500	4.80%
4.70% Senior Note Due May 15, 2030	750	750	4.86%
2021 Senior Notes:
0.60% Senior Note Due August 15, 2023	1,000	1,000	0.95%
1.00% Senior Note Due August 15, 2024	1,250	1,250	1.23%
1.40% Senior Note Due August 15, 2026	1,500	1,500	1.61%
1.80% Senior Note Due August 15, 2028	750	750	2.01%
2.20% Senior Note Due August 15, 2031	1,500	1,500	2.32%
Total principal amount	9,250	9,250
Less: unamortized discount	(11)	(12)
Less: unamortized debt issuance costs	(39)	(46)
Net carrying amount	$9,200	$9,192
Current portion of long-term debt	$1,000	$1,000
Long-term debt	8,200	8,192
Beginning on February 15, 2022, interest on the 2021 Senior Notes became payable semiannually in arrears, on February 15 and August 15 of each year. Beginning on November 15, 2020, interest on the 2020 Senior Notes became payable semiannually in arrears, on May 15 and November 15 of each year. The interest rate on the 2020 Senior Notes is subject to adjustment based on certain rating events. Beginning on February 21, 2018, interest on the 2017 Senior Notes became payable semiannually in arrears, on February 21 and August 21 of each year. Interest expense was $60 million and $123 million during the three and six months ended August 4, 2023, respectively, and $61 million and $123 million during the three and six months ended July 29, 2022, respectively. Interest expense, which included amortization of discount and issuance costs, was recognized on the condensed consolidated statements of income. The discount and issuance costs are amortized over the term of the Senior Notes on a straight-line basis, which approximates the effective interest method.
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
The future principal payments for the next five fiscal years and thereafter for the Senior Notes as of August 4, 2023 were as follows (amounts in millions):

Remainder of 2024	$1,000
2025	1,250
2026	750
2027	1,500
2028	1,750
Thereafter	3,000
Total	$9,250

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
On August 15, 2023, subsequent to the second quarter of fiscal 2024, VMware repaid the $1.0 billion unsecured senior note due August 15, 2023.
Senior Unsecured Term Loan Facility
On September 2, 2021, VMware received commitments from financial institutions for a three-year senior unsecured term loan facility and a five-year senior unsecured term loan facility that provided the Company with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). The Company drew down an aggregate of $4.0 billion on November 1, 2021 and has since repaid $2.8 billion, of which $1.5 billion was repaid during the six months ended July 29, 2022. As of August 4, 2023 and February 3, 2023, the outstanding balance on the 2021 Term Loan of $1.2 billion, net of unamortized debt issuance costs, respectively, was included in long-term debt on the condensed consolidated balance sheets. As of August 4, 2023, the weighted-average interest rate on the outstanding 2021 Term Loan was 6.23%.
During the three months ended August 4, 2023, VMware entered into an amendment to the outstanding five-year senior unsecured term loan facility to change the referenced interest rate index from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”). The Company has elected the optional expedient pursuant to Accounting Standards Codification 848, Reference Rate Reform, (“ASC 848”) to account for the amendment prospectively. The amendment did not have a significant impact on the Company’s condensed consolidated financial statements during the three months ended August 4, 2023.
The 2021 Term Loan contains certain representations, warranties and covenants. Interest expense for the 2021 Term Loan, including amortization of issuance costs, was $19 million and $37 million during the three and six months ended August 4, 2023, respectively and was not significant and $22 million during the three and six months ended July 29, 2022, respectively.
Revolving Credit Facility
On September 2, 2021, VMware entered into an unsecured credit agreement establishing a revolving credit facility with a syndicate of lenders that provides the Company with a borrowing capacity of up to $1.5 billion for general corporate purposes (the “2021 Revolving Credit Facility”). Commitments under the 2021 Revolving Credit Facility are available for a period of five years, which may be extended, subject to the satisfaction of certain conditions, by up to two one-year periods. As of August 4, 2023 and February 3, 2023, there was no outstanding borrowing under the 2021 Revolving Credit Facility. The 2021 Revolving Credit Facility contains certain representations, warranties and covenants. Commitment fees, interest rates and other terms of borrowing under the 2021 Revolving Credit Facility may vary based on VMware’s external credit ratings. The amount incurred in connection with the ongoing commitment fee, which is payable quarterly in arrears, was not significant during each of the three and six months ended August 4, 2023 and July 29, 2022, respectively.
During the three months ended August 4, 2023, VMware entered into an amendment to the 2021 Revolving Credit Facility to change the referenced interest rate index from LIBOR to SOFR. The Company has elected the optional expedient pursuant to ASC 848 to account for the amendment prospectively. The amendment did not have a significant impact on the Company’s condensed consolidated financial statements during the three months ended August 4, 2023.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The following tables set forth the fair value hierarchy of VMware’s cash equivalents and short-term investments that were required to be measured at fair value as of the periods presented (tables in millions):

	August 4, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$6,003	$—	$6,003
Time deposits(1)	—	42	42
Total cash equivalents	$6,003	$42	$6,045

	February 3, 2023
	Level 1	Level 2	Total
Cash equivalents:
Money-market funds	$4,250	$—	$4,250
Time deposits(1)	—	19	19
Total cash equivalents	$4,250	$19	$4,269
(1) Time deposits were valued at amortized cost, which approximated fair value.
The Senior Notes and the 2021 Term Loan were not recorded at fair value. The fair value of the Senior Notes was approximately $8.4 billion and $8.5 billion as of August 4, 2023 and February 3, 2023. The fair value of the 2021 Term Loan approximated its carrying value as of August 4, 2023 and February 3, 2023. Fair value for the Senior Notes and the 2021 Term Loan was estimated primarily based on observable market interest rates (Level 2 inputs).
VMware offers a non-qualified deferred compensation plan (the “NQDC Program”) for eligible employees, which allows participants to defer payment of part or all of their compensation. There is no net impact to the condensed consolidated statements of income under the NQDC Program since changes in the fair value of the assets offset changes in the fair value of the liabilities. As such, assets and liabilities associated with the NQDC Program have not been included in the above tables. Assets associated with the NQDC Program were the same as the liabilities at $184 million and $166 million as of August 4, 2023 and February 3, 2023, respectively, and were included in other assets on the condensed consolidated balance sheets. Liabilities associated with the NQDC Program included in accrued expenses and other on the condensed consolidated balance sheets were $17 million and $16 million as of August 4, 2023 and February 3, 2023, respectively. Liabilities associated with the NQDC Program included in other liabilities on the condensed consolidated balance sheets were $167 million and $150 million as of August 4, 2023 and February 3, 2023, respectively.
Equity Securities Without a Readily Determinable Fair Value
VMware’s equity securities include investments in privately held companies, which do not have a readily determinable fair value. As of August 4, 2023 and February 3, 2023, investments in privately held companies, which consisted primarily of equity securities, had a carrying value of $83 million and $87 million, respectively, and were included in other assets on the condensed consolidated balance sheets.
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
Cash Flow Hedges
To mitigate its exposure to foreign currency fluctuations resulting from certain operating expenses denominated in certain foreign currencies, VMware enters into forward contracts that are designated as cash flow hedging instruments as the

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
accounting criteria for such designation are met. Therefore, the effective portion of gains or losses resulting from changes in the fair value of these instruments is initially reported in accumulated other comprehensive loss on the condensed consolidated balance sheets and is subsequently reclassified to the related operating expense line item on the condensed consolidated statements of income in the same period that the underlying expenses are incurred. During the three and six months ended August 4, 2023 and July 29, 2022, the effective portion of gains or losses reclassified to the condensed consolidated statements of income was not significant to each of the individual functional line items, as well as in aggregate. Interest charges or forward points on VMware’s forward contracts were excluded from the assessment of hedge effectiveness and were recorded to the related operating expense line item on the condensed consolidated statements of income in the same period that the interest charges are incurred.
These forward contracts have maturities of fourteen months or less, and as of August 4, 2023 and February 3, 2023, outstanding forward contracts had a total notional value of $357 million and $677 million, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of August 4, 2023 and February 3, 2023.
During the three and six months ended August 4, 2023 and July 29, 2022, all cash flow hedges were considered effective.
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
These forward contracts generally have a maturity of one month, and as of August 4, 2023 and February 3, 2023, outstanding forward contracts had a total notional value of $1.3 billion and $1.7 billion, respectively. The notional value represents the gross amount of foreign currency that will be bought or sold upon maturity of the forward contract. The fair value of these forward contracts was not significant as of August 4, 2023 and February 3, 2023.
Gains related to the settlement of forward contracts were not significant and $30 million during the three and six months ended August 4, 2023, respectively. Gains related to the settlement of forward contracts were not significant and $56 million during the three and six months ended July 29, 2022, respectively. Gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
The combined gains and losses related to the settlement of forward contracts and the underlying foreign currency denominated assets and liabilities were not significant during the three and six months ended August 4, 2023, and resulted in net losses of $20 million and $29 million during the three and six months ended July 29, 2022, respectively. Net gains and losses are recorded in other income (expense), net on the condensed consolidated statements of income.
K. Leases
VMware has operating and finance leases primarily related to office facilities and equipment, which have remaining lease terms of one month to 23 years.
The components of lease expense during the periods presented were as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Operating lease expense	$46	$48	$94	$99
Finance lease expense:
Amortization of right-of-use (“ROU”) assets	3	2	5	3
Interest on lease liabilities	—	—	1	1
Total finance lease expense	3	2	6	4
Short-term lease expense	1	—	1	—
Variable lease expense	8	9	17	15
Total lease expense	$58	$59	$118	$118

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
The Company subleases certain leased office space to third parties when it determines there is excess leased capacity. Sublease income was not significant during each of the three and six months ended August 4, 2023 and July 29, 2022.
Supplemental cash flow information related to operating and finance leases during the periods presented was as follows (table in millions):

	Six Months Ended
	August 4,	July 29,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93	$86
Operating cash flows from finance leases	1	1
Financing cash flows from finance leases	3	2
ROU assets obtained in exchange for lease liabilities:
Operating leases	$15	$53
Finance leases	11	—
Supplemental balance sheet information related to operating and finance leases as of the periods presented was as follows (table in millions):

	August 4, 2023
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$913	$53

Lease liabilities, current(2)	$139	$12
Lease liabilities, non-current(3)	785	43
Total lease liabilities	$924	$55

	February 3, 2023
	Operating Leases	Finance Leases
ROU assets, non-current(1)	$974	$47

Lease liabilities, current(2)	$144	$9
Lease liabilities, non-current(3)	845	39
Total lease liabilities	$989	$48
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Lease term and discount rate related to operating and finance leases as of the periods presented were as follows:

	August 4,	February 3,
	2023	2023
Weighted-average remaining lease term (in years)
Operating leases	11.8	11.8
Finance leases	4.8	5.7
Weighted-average discount rate
Operating leases	3.7%	3.5%
Finance leases	3.5%	3.2%
The following represents VMware’s future minimum lease payments under non-cancellable operating and finance leases as of August 4, 2023 (table in millions):

	Operating Leases	Finance Leases
Remainder of 2024	$88	$8
2025	138	12
2026	127	13
2027	113	10
2028	99	7
Thereafter	606	9
Total future minimum lease payments	1,171	59
Less: Imputed interest	(247)	(4)
Total lease liabilities(1)	$924	$55
(1) Total lease liabilities as of August 4, 2023 excluded legally binding lease payments for leases signed but not yet commenced of $6 million.
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
As of August 4, 2023, the cumulative authorized amount remaining for stock repurchases under the October 2021 authorized repurchase program was $1.6 billion. In connection with its entry into the Merger Agreement, VMware suspended its stock repurchase program during the second quarter of fiscal 2023.
The following table summarizes stock repurchase activity during the three and six months ended July 29, 2022 (aggregate purchase price in millions, shares in thousands):

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)

	Three Months Ended	Six Months Ended
	July 29,	July 29,
	2022	2022
Aggregate purchase price	$—	$89
Class A common stock repurchased	—	803
Weighted-average price per share	$—	$111.33
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
The following table summarizes restricted stock activity since February 3, 2023 (units in thousands):

	Number of Units	Weighted-Average Grant Date Fair Value (per unit)
Outstanding, February 3, 2023	23,522	$117.73
Granted	9,146	141.63
Vested	(6,952)	120.41
Forfeited	(1,341)	121.61
Outstanding, August 4, 2023	24,375	125.72
The aggregate vesting date fair value of restricted stock that vested during the six months ended August 4, 2023 was $880 million. As of August 4, 2023, restricted stock representing 24.4 million shares of VMware’s Class A common stock were outstanding, with an aggregate intrinsic value of $3.9 billion based on VMware’s closing stock price as of August 4, 2023.
Net Excess Tax Benefits (Tax Deficiencies)
Net excess tax benefits or tax deficiencies recognized in connection with stock-based awards are included in income tax provision on the condensed consolidated statements of income and were not material during each of the three and six months ended August 4, 2023 and July 29, 2022.
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

VMware, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
(unaudited)
Revenue by type during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Revenue:
License	$619	$796	$1,136	$1,369
Subscription and SaaS	1,259	943	2,476	1,842
Services:
Software maintenance	1,222	1,299	2,456	2,609
Professional services	308	298	617	604
Total services	1,530	1,597	3,073	3,213
Total revenue	$3,408	$3,336	$6,685	$6,424
Revenue by geographic area during the periods presented was as follows (table in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
United States	$1,621	$1,648	$3,176	$3,166
International	1,787	1,688	3,509	3,258
Total	$3,408	$3,336	$6,685	$6,424
Revenue by geographic area is based on the ship-to addresses of VMware’s customers. No individual country other than the U.S. accounted for 10% or more of revenue during each of the three and six months ended August 4, 2023 and July 29, 2022.
Long-lived assets by geographic area, which primarily include property and equipment, net, as of the periods presented were as follows (table in millions):

	August 4,	February 3,
	2023	2023
United States	$814	$840
International	243	261
Total	$1,057	$1,101
As of August 4, 2023, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 12% of these assets. As of February 3, 2023, the U.S. and India each accounted for more than 10% of these assets, with India accounting for 13% of these assets.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management’s discussion and analysis is provided in addition to the accompanying condensed consolidated financial statements and notes to assist in understanding our results of operations and financial condition. Financial information as of August 4, 2023 should be read in conjunction with our consolidated financial statements for the year ended February 3, 2023 contained in our Annual Report on Form 10-K filed on March 28, 2023.
Our fiscal year is the 52 or 53 weeks ending on the Friday nearest to January 31 of each year. We refer to our fiscal year ending February 2, 2024 and fiscal year ended February 3, 2023 as “fiscal 2024” and “fiscal 2023,” respectively. The first and second quarter of fiscal 2024 and fiscal 2023 were each 13-week fiscal quarters.
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
During the six months ended August 4, 2023, we continued to see an increase in the portion of our sales occurring through our subscription and SaaS offerings compared to the portion of our on-premises solutions sold as perpetual licenses. As this trend continues, we expect a greater portion of our revenue to be recognized over time as subscription and SaaS revenue rather than license revenue, which is typically recognized in the fiscal period in which sales occur. In addition, the rate of growth in our license revenue has and will likely continue to be less relevant on a standalone basis, and we believe that the overall growth rate of our subscription and SaaS revenue and annual recurring revenue (“ARR”) for subscription and SaaS, as well as the growth of our remaining performance obligations, are becoming better indicators of our future growth prospects. In addition, our operating margin was negatively impacted during the six months ended August 4, 2023, and will continue to be impacted in fiscal 2024, as a result of our incremental investment in our subscription and SaaS portfolio.
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
The transaction, which is expected to be consummated on October 30, 2023, was approved by our shareholders at a special meeting held on November 4, 2022 but remains subject to the receipt of regulatory approvals and other customary closing conditions. On August 21, 2023, in accordance with the Merger Agreement, we and Broadcom each delivered to the other a mutual notice to extend the Outside Date (as defined in the Merger Agreement) to November 26, 2023. If the transaction is consummated, the Common Stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended.
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
Revenue
Our revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenue:
License	$619	$796	$(177)	(22)%	$1,136	$1,369	$(232)	(17)%
Subscription and SaaS	1,259	943	317	34	2,476	1,842	634	34
Services:
Software maintenance	1,222	1,299	(77)	(6)	2,456	2,609	(153)	(6)
Professional services	308	298	10	3	617	604	12	2
Total services	1,530	1,597	(67)	(4)	3,073	3,213	(141)	(4)
Total revenue	$3,408	$3,336	$72	2	$6,685	$6,424	$261	4

Revenue:
United States	$1,621	$1,648	$(27)	(2)%	$3,176	$3,166	$10	—%
International	1,787	1,688	99	6	3,509	3,258	251	8
Total revenue	$3,408	$3,336	$72	2	$6,685	$6,424	$261	4
License revenue relating to the sale of on-premises licenses that are part of a multi-year contract is generally recognized upon delivery of the underlying license, whereas revenue derived from our subscription and SaaS offerings is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service. Our subscription offerings consisted primarily of our VMware Cloud Provider Program (“VCPP”) and VMware Tanzu offerings, and our SaaS offerings consisted primarily of our VMware Aria, Workspace ONE, VMware Carbon Black Cloud and VMware Cloud on AWS offerings. Subscription and SaaS offerings generally have a duration of one month, one-year, or three-years and are invoiced to the customers either upfront, annually, quarterly or monthly.
As customers adopt our subscription and SaaS offerings, license and software maintenance revenue has been, and may continue to be, lower and subject to greater fluctuation in the future, driven by a higher proportion of our sales occurring through our subscription and SaaS offerings as well as the variability of large deals between fiscal quarters. Such large deals historically have had a large license revenue impact.
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
License Revenue
License revenue decreased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022, largely due to increased sales of our subscription and SaaS offerings relative to the portion of our on-premises solutions sold as perpetual licenses, as we continue to transition our portfolio from a perpetual license to a subscription and SaaS model. The decrease was also partially driven by an increase in sales of our term-based license offerings in certain EAs that were subject to TFC clauses, which resulted in revenues being recognized ratably as subscription and SaaS revenue, rather than license revenue.
Subscription and SaaS Revenue
Subscription and SaaS revenue, which includes revenue from term-based license offerings in certain EAs subject to TFC clauses, increased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022, primarily due to increased sales of our VMware Aria, VCPP, Horizon, VMware Tanzu and vSphere offerings.
ARR represents the annualized value of our committed customer subscription and SaaS contracts as of the end of the reporting period, assuming any contract that expires during the next 12 months is renewed on its existing terms and any applicable TFC rights are not exercised, except that, for consumption-based subscription and SaaS offerings, ARR represents the annualized quarterly revenue based on revenue recognized for the current reporting period. ARR is an operating measure we use to assess the strength of our subscription and SaaS offerings. ARR is a performance metric and should be viewed independently of, and not as a substitute for or combined with, revenue and unearned revenue. ARR was $5.3 billion as of August 4, 2023 and $3.9 billion as of July 29, 2022.
Services Revenue
Software maintenance revenue decreased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022, largely due to the continued shift in demand from our on-premises licenses sold with the associated software maintenance to subscription and SaaS offerings. In each period presented, customers purchased, on a weighted-average basis, greater than three years of support and maintenance with each new license purchased.
Professional services revenue increased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022. Services we provide through our consultants and technical account managers, and our continued focus on solution deployments, including our networking, security, cloud management and anywhere workspace offerings, contributed to the increase in professional services revenue. Our professional services revenue may vary, as we continue to enable our partners to deliver professional services for our solutions. Further, the timing of services rendered will also impact the amount of professional services revenue we recognize during a period.
Unearned Revenue
Unearned revenue as of the periods presented consisted of the following (table in millions):

	August 4,	February 3,
	2023	2023
Unearned license revenue	$11	$21
Unearned subscription and SaaS revenue	4,488	4,401
Unearned software maintenance revenue	6,095	6,805
Unearned professional services revenue	1,496	1,516
Total unearned revenue	$12,090	$12,743
Unearned subscription and SaaS revenue is generally recognized over time as customers consume the services or ratably over the term of the subscription, commencing upon provisioning of the service.
Unearned software maintenance revenue is attributable to our maintenance contracts and is generally recognized ratably over the contract duration. The weighted-average remaining contractual term as of August 4, 2023 was approximately two years.
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
As of August 4, 2023, the aggregate transaction price allocated to remaining performance obligations was $12.9 billion, of which approximately 55% was expected to be recognized as revenue over the next twelve months and the remainder thereafter.

As of February 3, 2023, the aggregate transaction price allocated to remaining performance obligations was $13.6 billion, of which approximately 54% was expected to be recognized as revenue during fiscal 2024 and the remainder thereafter.
Remaining performance obligations do not include customer prepayments received for contracts that include certain cancellation rights, such as TFC, which are included in customer deposits on the condensed consolidated balance sheets and were $1.6 billion as of August 4, 2023.
Backlog
Backlog is comprised of unfulfilled purchase orders or unfulfilled executed agreements at the end of a given period and is net of related estimated rebates and marketing development funds. Backlog consists of licenses, subscription and SaaS and services. As of August 4, 2023 and February 3, 2023, our total backlog was $22 million and $72 million, respectively, substantially all of which consisted of orders received on the last day of the quarter that were not shipped or provisioned to customers, and orders held due to our export control process. Backlog related to licenses was not material as of August 4, 2023 and February 3, 2023. Backlog associated with contracts subject to cancellation until the fulfillment of the performance obligation was excluded from remaining performance obligations, and these amounts were not material as of August 4, 2023 and February 3, 2023.
The amount and composition of backlog will fluctuate period to period. We do not believe the amount of backlog is indicative of future sales or revenue or that the mix of backlog at the end of any given period correlates with actual sales performance of a particular geography or particular products and services.
Cost of License Revenue, Cost of Subscription and SaaS Revenue, Cost of Services Revenue and Operating Expenses
Collectively, our cost of revenues and operating expenses primarily reflected increasing cash-based employee-related expenses, driven by an increase in salaries during the three and six months ended August 4, 2023.
Cost of License Revenue
Cost of license revenue primarily consists of the cost of fulfillment of our SD-WAN offerings, royalty costs in connection with technology licensed from third-party providers and amortization of intangible assets. The cost of fulfillment of our software and hardware SD-WAN offerings includes personnel costs and related overhead associated with delivery of our products.
Cost of license revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of license revenue	$37	$39	$(2)	(5)%	$75	$73	$3	4%
Stock-based compensation	—	—	—	(9)	1	1	—	(9)
Total expenses	$37	$39	$(2)	(5)	$76	$74	$3	3
% of License revenue	6%	5%			7%	5%
Cost of license revenue remained relatively flat during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022.

Cost of Subscription and SaaS Revenue
Cost of subscription and SaaS revenue primarily includes personnel costs and related overhead associated with hosted services supporting our SaaS offerings. Additionally, cost of subscription and SaaS revenue also includes depreciation of equipment supporting our subscription and SaaS offerings.
Cost of subscription and SaaS revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of subscription and SaaS revenue	$197	$190	$6	3%	$398	$376	$22	6%
Stock-based compensation	6	6	1	13	13	11	2	15
Total expenses	$203	$196	$7	4	$411	$387	$23	6
% of Subscription and SaaS revenue	16%	21%			17%	21%
Cost of subscription and SaaS revenue increased during the three months ended August 4, 2023 compared to the three months ended July 29, 2022. The increase was primarily driven by increased equipment and depreciation.
Cost of subscription and SaaS revenue increased during the six months ended August 4, 2023 compared to the six months ended July 29, 2022. The increase was primarily driven by growth in cash-based employee-related expenses, which was primarily driven by incremental growth in salaries, as well as increased equipment and depreciation.
Cost of Services Revenue
Cost of services revenue primarily includes the costs of personnel and related overhead to deliver technical support for our products and costs to deliver professional services. Additionally, cost of services revenue includes depreciation of equipment supporting our service offerings.
Cost of services revenue during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Cost of services revenue	$376	$344	$32	9%	$751	$696	$55	8%
Stock-based compensation	23	25	(2)	(8)	45	48	(3)	(6)
Total expenses	$399	$369	$30	8	$796	$744	$52	7
% of Services revenue	26%	23%			26%	23%
Cost of services revenue increased during the three months ended August 4, 2023 compared to the three months ended July 29, 2022. The increase was primarily driven by growth in cash-based employee-related expenses of $29 million, largely driven by incremental growth in salaries and headcount.
Cost of services revenue increased during the six months ended August 4, 2023 compared to the six months ended July 29, 2022. The increase was primarily driven by growth in cash-based employee-related expenses of $57 million, primarily driven by incremental growth in salaries and headcount, as well as merger-related costs incurred in connection with our pending acquisition by Broadcom (“Merger-Related Costs”), including retention compensation incurred to preserve our business organization through the consummation of the merger (“Retention Compensation”) of $19 million. These increases were partially offset by decreased third-party professional services costs of $15 million.

Research and Development Expenses
Research and development expenses include personnel and related overhead costs associated with the development of our products and services offerings. We continue to invest in and focus on expanding our subscription and SaaS offerings.
Research and development expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Research and development	$689	$657	$32	5%	$1,389	$1,299	$90	7%
Stock-based compensation	146	146	—	—	293	278	14	5
Total expenses	$835	$803	$32	4	$1,682	$1,577	$105	7
% of Total revenue	24%	24%			25%	25%
Research and development expenses increased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022. The increase was primarily due to growth in cash-based employee-related expenses of $28 million and $84 million, respectively, during the three and six months ended August 4, 2023, largely driven by incremental growth in salaries.
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
Sales and marketing expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Sales and marketing	$1,012	$987	$25	3%	$2,039	$1,960	$77	4%
Stock-based compensation	88	93	(6)	(6)	166	174	(7)	(4)
Total expenses	$1,100	$1,080	$19	2	$2,205	$2,134	$69	3
% of Total revenue	32%	32%			33%	33%
Sales and marketing expenses increased during the three months ended August 4, 2023 compared to the three months ended July 29, 2022. The increase was primarily due to higher commission costs of $17 million, resulting from increased sales volume, as well as Retention Compensation during the three months ended August 4, 2023.
Sales and marketing expenses increased during the six months ended August 4, 2023 compared to the six months ended July 29, 2022. The increase was primarily due to higher commission costs of $47 million resulting from increased sales volume, as well as Retention Compensation of $21 million during the six months ended August 4, 2023.

General and Administrative Expenses
General and administrative expenses include personnel and related overhead costs to support the business. These expenses include the costs associated with finance, human resources, IT infrastructure and legal, as well as expenses related to corporate costs and initiatives.
General and administrative expenses during the periods presented were as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
General and administrative	$240	$235	$5	2%	$579	$446	$133	30%
Stock-based compensation	47	41	6	15	81	81	—	1
Total expenses	$287	$276	$12	4	$660	$527	$134	25
% of Total revenue	8%	8%			10%	8%
General and administrative expenses increased during the three months ended August 4, 2023 compared to the three months ended July 29, 2022. The increase was primarily due to increased Merger-Related Costs of $18 million, as well as Retention Compensation of $19 million during the three months ended August 4, 2023. These increases were offset in part by decreased legal fees of $22 million.
General and administrative expenses increased during the six months ended August 4, 2023 compared to the six months ended July 29, 2022. The increase was primarily due to an accrual of $85 million recognized for the Cirba Inc. patent lawsuit against VMware, as well as increased Merger-Related Costs of $51 million and Retention Compensation of $38 million during the six months ended August 4, 2023. These increases were partially offset by decreased legal fees of $27 million.
Investment Income
Investment income during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Investment income	$74	$7	$67	935%	$138	$8	$130	N/M
% of Total revenue	2%	—%			2%	—%
N/M - Change in percentage is not considered meaningful.
Investment income increased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022, primarily driven by higher investment yields on our cash equivalents.
Interest Expense
Interest expense during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Interest expense	$79	$74	$6	8%	$159	$145	$15	10%
% of Total revenue	2%	2%			2%	2%
Interest expense increased during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022. The increase was primarily driven by higher interest rates on our senior unsecured term loan facility, offset in part by the effect of a lower outstanding principal balance on the term loan facility during the first half of fiscal 2024 compared to the first half of fiscal 2023.
Refer to Note H to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our outstanding indebtedness.

Other Income (Expense), net
Other income (expense), net during the periods presented was as follows (dollars in millions):

	Three Months Ended				Six Months Ended
	August 4,	July 29,			August 4,	July 29,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Other income (expense), net	$19	$(20)	$40	206%	$26	$(30)	$55	185%
% of Total revenue	1%	(1)%			—%	—%
The change in other income (expense), net during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022 was primarily driven by changes in gains and losses, whether realized or unrealized, on our investments in equity securities, as well as changes in gains and losses on foreign currency exchange.
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
Income Tax Provision
The following table summarizes our income tax provision during the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Income tax provision	$84	$132	$159	$218
Effective income tax rate	15.0%	27.6%	18.5%	27.0%

Our quarterly effective income tax rate is based on our estimated annual income tax rate forecast and discrete tax items recognized in the period. The change in our effective income tax rate during the three and six months ended August 4, 2023 compared to the three and six months ended July 29, 2022 was primarily driven by a discrete tax benefit of approximately $60 million recognized from the impacts of Notice 2023-55, which was issued by the Internal Revenue Service during July 2023 and provides temporary relief for taxpayers in determining whether a foreign tax is eligible for a foreign tax credit under Sections 901 and 903 of the Internal Revenue Code.
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
The Inflation Reduction Act (the “IRA”) was enacted in August 2022, and became effective for us commencing with our fiscal 2024. The key tax provisions of the IRA relate to a new 15% corporate alternative minimum tax on adjusted financial statement income for companies with profits greater than $1.0 billion and a 1% excise tax on stock repurchases by publicly traded companies. The IRA did not have an impact on our income tax provision during the three and six months ended August 4, 2023. We will continue to evaluate the impact of these tax law changes in future periods.
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
During the three and six months ended August 4, 2023, revenue from Dell accounted for 37% and 36% of our consolidated revenue, respectively. During each of the three and six months ended August 4, 2023, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, and 5% of our consolidated revenue.
During the three and six months ended July 29, 2022, revenue from Dell accounted for 40% and 39% of our consolidated revenue, respectively. During each of the three and six months ended July 29, 2022, revenue recognized on transactions where Dell acted as an OEM accounted for 13% of total revenue from Dell, and 5% of our consolidated revenue.
Dell purchases our products and services directly from us, as well as through our channel partners. Information about our revenue and unearned revenue from such arrangements for the periods presented consisted of the following (table in millions):

	Revenue				Unearned Revenue
	Three Months Ended		Six Months Ended		As of
	August 4,	July 29,	August 4,	July 29,	August 4,	February 3,
	2023	2022	2023	2022	2023	2023
Reseller revenue	$1,225	$1,313	$2,380	$2,451	$5,632	$6,145
Internal-use revenue	44	15	58	27	44	19
Sales through Dell as a distributor, which is included in reseller revenue, comprise the largest route-to-market for our sales.
Customer deposits resulting from transactions with Dell were $1.1 billion and $766 million as of August 4, 2023 and February 3, 2023, respectively.
We engaged with Dell in the following ongoing related party transactions, which resulted in costs to us:
•We purchase and lease products and purchase services from Dell.
•From time to time, we and Dell enter into agreements to collaborate on technology projects, in connection with which we pay Dell for services it provides to us.
•Through the end of fiscal 2023, in certain geographic regions where we did not have an established legal entity, we contracted with Dell subsidiaries for support services and support from Dell personnel who were managed by us. The costs incurred by Dell on our behalf related to these employees were charged to us with a mark-up intended to approximate costs that would have been incurred had we contracted for such services with an unrelated third party. These costs were included as expenses on our condensed consolidated statements of income and primarily include salaries, benefits, travel and occupancy expenses. Payments for Dell subsidiary support and administrative costs were not material during the three and six months ended July 29, 2022.

Information about our payments for such arrangements during the periods presented consisted of the following (table in millions):

	Three Months Ended		Six Months Ended
	August 4,	July 29,	August 4,	July 29,
	2023	2022	2023	2022
Purchases and leases of products and purchases of services	$51	$53	$89	$95
We also purchase Dell products through Dell’s channel partners, however such amounts were not material during the periods presented.
From time to time, we and Dell also enter into joint marketing, sales, branding and product development arrangements, for which both parties may incur costs.
Dell Financial Services (“DFS”)
DFS provides financing to certain of our end users at our end users’ discretion. Upon acceptance of the financing arrangement by both our end users and DFS, amounts classified as trade accounts receivable are reclassified to the current portion of due from related parties on the condensed consolidated balance sheets. Revenue recognized on transactions financed through DFS was recorded net of financing fees. Financing fees on arrangements accepted by both parties were $21 million and $17 million during the six months ended August 4, 2023 and July 29, 2022, respectively, and were not material during each of the three months ended August 4, 2023 and July 29, 2022.
Liquidity and Capital Resources
As of the periods presented, we held cash and cash equivalents as follows (table in millions):

	August 4,	February 3,
	2023	2023
Cash and cash equivalents	$6,801	$5,100
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
The 2017 Tax Act imposed a one-time transition tax on accumulated earnings of foreign subsidiaries (“Transition Tax”) and eliminated U.S. Federal taxes on foreign subsidiary distributions. The Transition Tax was calculated on a separate tax return basis. Our liability related to the Transition Tax as of August 4, 2023 was $334 million, which we expect to pay over the next two years pursuant to a letter agreement between Dell, EMC and us executed during the first quarter of fiscal 2020. Actual tax payments made to Dell pursuant to the Tax Matters Agreement, as defined in Note C to the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q, may differ materially from our total estimated tax liability calculated on a separate tax return basis. Pursuant to the Tax Matters Agreement with Dell, we have agreed to indemnify one another for certain tax liabilities or tax benefits relating to periods prior to the Spin-Off and certain adjustments to these amounts that will be recognized in future periods will be recorded in other income (expense), net on the consolidated statements of income. In addition, changes to Section 174 enacted as part of the 2017 Tax Act require companies to capitalize and amortize research and development expenditures for tax purposes. This provision became effective for us beginning in fiscal 2023. If this provision is not deferred, repealed or modified, our cash taxes may fluctuate significantly in the future.

Our cash flows summarized for the periods presented were as follows (table in millions):

	Six Months Ended
	August 4,	July 29,
	2023	2022
Net cash provided by (used in):
Operating activities	$2,194	$1,402
Investing activities	(200)	(121)
Financing activities	(298)	(1,672)
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,696	$(391)
Operating Activities
Cash provided by operating activities increased by $791 million during the six months ended August 4, 2023 compared to the six months ended July 29, 2022, primarily driven by increased cash collections, lower cash outflows related to operating expenses and increased cash inflows resulting from higher investment yields on our cash equivalents. These activities were offset in part by increased cash payments for employee-related expenses, including salaries, bonuses and commissions, as well as increased tax payments.
Investing Activities
Cash used in investing activities increased by $79 million during the six months ended August 4, 2023 compared to the six months ended July 29, 2022, primarily due to decreased proceeds from disposition of assets and the absence of proceeds from sales of investments in equity securities during the six months ended August 4, 2023. These activities were offset in part by a decrease in additions to property and equipment.
Financing Activities
Cash used in financing activities decreased by $1.4 billion during the six months ended August 4, 2023 compared to the six months ended July 29, 2022, primarily driven by the absence of the repayment against the senior unsecured term loan facility of $1.5 billion, as well as the suspension on our stock repurchase program and employee stock purchase plan in connection with our entry into the Merger Agreement during the second quarter of fiscal 2023. These decreases were offset in part by an increase of $95 million in shares repurchased for tax withholdings on the vesting of restricted stock during the six months ended August 4, 2023.
Debt
Unsecured Senior Notes
We have unsecured senior notes (“Senior Notes”) outstanding with an aggregate net carrying value of $9.2 billion as of August 4, 2023. The Senior Notes mature between August 2023 and August 2031 and contain restrictive covenants that, in certain circumstances, limit our ability to create certain liens, to enter into certain sale and leaseback transactions and to consolidate, merge, sell or otherwise dispose of all or substantially all of our assets. During the six months ended August 4, 2023 and July 29, 2022, interest paid for the Senior Notes was $114 million and $117 million, respectively.
On August 15, 2023, subsequent to the second quarter of fiscal 2024, we repaid the $1.0 billion unsecured senior note due August 15, 2023.
Senior Unsecured Term Loan Facility
We have senior unsecured term loan facilities that provided us with a one-time aggregate borrowing capacity of up to $4.0 billion (the “2021 Term Loan”). As of August 4, 2023, the outstanding balance was $1.2 billion. During the six months ended August 4, 2023 and July 29, 2022, interest paid for the 2021 Term Loan was $37 million and $20 million, respectively.
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact could be deemed forward-looking statements and words such as “expect,” “anticipate,” “target,” “goal,” “project,” “intent,” “plan,” “believe,” “momentum,” “seek,” “estimate,” “continue,” “potential,” “future,” “endeavor,” “will,” “may,” “should,” “could,” “depend,” “predict,” and variations or the negative expression of such words and similar expressions are intended to identify forward-looking statements. Forward-looking statements in this report include, but are not limited to, statements relating to expected industry trends and conditions; the expected timing and completion of the proposed transaction with Broadcom; future financial performance, trends or plans; anticipated impacts of developments in accounting rules and tax laws and rates; our expectations regarding the timing of tax payments and the impacts of changes in our corporate structure and alignment; plans for and anticipated benefits of VMware products, services and solutions and partner and alliance relationships; plans for, timing of and anticipated impacts and benefits of corporate transactions, capital-raising activities, acquisitions, stock repurchases and investment activities; the outcome or impact of pending litigation, claims or disputes; our ESG-related programs including the objectives of our 2030 Agenda and our programs to further diversity, equity and inclusion; the impact of pandemics or public health crises on the global economy as well as any related effects on our business operations, financial performance, results of operations and stock price; our commercial relationship with Dell; our plans to repay our outstanding indebtedness; our commitment and ability to maintain an investment-grade credit rating; the sufficiency of our cash sources to fund our operations; and any statements of assumptions underlying any of the foregoing. These statements are based on current expectations about the industries in which VMware operates and the beliefs and assumptions of management. These forward-looking statements involve risks and uncertainties and the cautionary statements set forth above and those contained in the section of this report entitled “Risk Factors” identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof. We assume no obligation to and do not currently intend to, update these forward-looking statements.
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There were no material changes to our market risk exposures during the six months ended August 4, 2023. See Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K filed on March 28, 2023 for a detailed discussion of our market risk exposures.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended August 4, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
If any of these conditions are not satisfied or waived prior to November 26, 2023, it is possible that the Merger Agreement will be terminated.
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
The transaction, which is expected to be consummated on October 30, 2023, is subject to the satisfaction or waiver of customary closing conditions, and there is no assurance that all of the various conditions will be satisfied, or that the transaction will be completed on the proposed terms, within the expected timeframe or at all. The closing of the transaction may be delayed, and the transaction may ultimately not be completed, due to a number of factors, including as a result of the failure to obtain necessary government or regulatory approval or to satisfy any other requisite closing condition as described in the Merger Agreement and current and potential future stockholder litigation and other legal and regulatory proceedings, among others.
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
Additionally, our subscription and SaaS offerings rely upon third-party providers to supply data center space, equipment maintenance and other colocation services, and our initiatives to extend our virtualization and container platforms into the public cloud rely upon the ability of our public cloud and VMware Cloud Provider Program (“VCPP”) partners to maintain continuous service availability and protect customer data on their services. Although we have entered into various agreements for the lease of data center space, equipment maintenance and other services, third parties could fail to live up to their contractual obligations. The failure of a third-party provider to prevent service disruptions (including as a result of climate change), data losses or security breaches may require us to issue credits or refunds or indemnify or otherwise be liable to customers or third parties for damages that may occur, and contractual provisions with our third-party providers and public cloud partners may limit our recourse against the third-party provider or public cloud partner responsible for such failure. Additionally, if these third-party providers fail to deliver on their obligations, our reputation could be damaged, our customers could lose confidence in us, and our ability to maintain and expand our subscription and SaaS offerings would be impaired.
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
•Inclusion of the TFC clauses with respect to term license and subscription and SaaS offerings in certain EAs adds uncertainty to our ability to forecast revenue in any particular period, could significantly increase our customer deposit liability balance in future periods and could cause results in a given period to materially differ from those in prior periods. If a concentration of customers exercise their rights under these TFC clauses in any given period, our subscription and SaaS revenue, subscription and SaaS ARR and cash flow results could be materially negatively impacted.
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
We face competition from, among others:
Providers of public cloud infrastructure and SaaS-based multi-cloud offerings. As businesses increasingly utilize public cloud and SaaS-based offerings, they are building more of their new compute workloads, and may also shift some of their existing workloads, off premises. A significant percentage of new application development is happening in the public cloud, with providers such as Amazon Web Services (“AWS”), Microsoft Azure (“Azure”) or Google Cloud, or in a distributed fashion, and these new applications are often deployed on public cloud or multi-cloud infrastructure. As a result, the demand for on-premises information technology (“IT”) resources is expected to slow, and our products and services will need to increasingly compete for customers’ IT workloads with off-premises public cloud and SaaS-based multi-cloud offerings, such as those offered by Datadog in monitoring and IT telemetry, ServiceNow in the automation space, and Apptio, which announced its agreement to be acquired by IBM in June 2023, in cloud cost management. If we fail to address evolving customer priorities or requirements, the demand for VMware’s products and services may decline, and we could experience slower than expected or no growth. Additionally, VCPP offerings from our partners may compete directly with infrastructure-as-a-service (“IaaS”) offerings from various public cloud providers, which are increasingly integrated with on-premises solutions. Although we have formed alliances with various public cloud providers to create hybrid and multi-cloud offerings, we continue to face intense competition from these public cloud providers. In fiscal 2018, we entered into a strategic alliance with AWS to deliver a vSphere-based cloud service, VMware Cloud on AWS, running in AWS data centers available in certain geographies. In fiscal 2019, we extended our collaboration with AWS to include VMware Cloud on AWS Outposts to deliver VMware Cloud on AWS as a managed offering in on-premises facilities. In fiscal 2020, we also announced partnerships with Microsoft (Azure VMware Solution by CloudSimple), Google (Google Cloud VMware Engine), and Oracle (Oracle Cloud VMware Solution) under the framework of our VCPP that enable customers to run native VMware-based workloads on each of Azure, Google Cloud, and Oracle Cloud. Our partnerships with AWS and other public cloud providers may be seen as competitive with each other and with other VCPP partners, while some partners may elect to include solutions such as VMware Cloud on AWS as part of their managed services provider offerings. In addition, many of these public cloud providers, including AWS and Microsoft, are delivering hybrid cloud hardware solutions with integrated software, such as distributed cloud management, which may be based on specialized technologies such as smart network interface cards (“SmartNICs”), data processing units (“DPUs”) or infrastructure processing units (“IPUs”). These specialized technologies can take on an array of compute, storage, security and networking functions, enabling greater cloud efficiency and performance gains, as well as security benefits, namely in the form of CPU hardware isolation, that may undergird hybrid cloud offerings like AWS Outposts. Public cloud infrastructure providers have also developed offerings based on servers using Arm CPUs to reduce energy costs, such as AWS Graviton, announced in 2018. To the extent customers and partners, including service providers, choose to adopt co-processor or non-x86-based models to operate native or hybrid cloud environments, demand for VMware’s on-premises, hybrid and multi-cloud products and our operating results could be materially adversely affected.
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
Providers of enterprise security offerings. With our acquisition of Carbon Black Inc. (“Carbon Black”) in 2019, we launched a new set of enterprise security solutions that includes the Carbon Black endpoint security platform and the intrinsic security elements of our existing NSX virtual networking, Workspace ONE end user and our compute offerings. The cybersecurity market is large, highly competitive, fragmented and subject to rapidly evolving technology, shifting customer needs and frequent introductions of new solutions. Competitors in the end point security space range from established solution providers such as Microsoft and Trend Micro to next-generation endpoint security providers such as CrowdStrike and SentinelOne. While we believe that the intrinsic security elements in our existing offerings coupled with our Carbon Black endpoint security offerings and new combined offerings we expect to develop and introduce in the future will enable us to provide an integrated security offering with significant advantages over our competitors’ current offerings, our ability to gain traction and market share as a new entrant into this well-established market segment is uncertain. Additionally, new trends, such as Extended Threat Detection and Response (XDR), Secure Access Service Edge (SASE) and Zero Trust Network Access

(ZTNA), represent the coalescence of formerly distinct markets, such as identity management, secure web gateway (SWG), SD-WAN, network firewall and cloud access security brokers (CASBs). These new trends may bring existing partners, such as Fortinet, Zscaler and Okta into a more competitive position with our Carbon Black, VeloCloud and other distributed network security offerings. If we are unable to successfully adapt our product and service offerings to meet these opportunities and rapidly evolving trends our operating results could be adversely affected.
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

Reliance on our relationship with Dell. During the six months ended August 4, 2023, revenue from Dell, including purchases of products and services directly from us, as well as through our channel partners, accounted for 36% of our consolidated revenue, which included revenue from Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller and purchasing products and services for its own internal use. On certain transactions, Dell Financial Services also provides financing to our end users and channel partners at our end users’ and channel partners’ discretion. Our reliance on the Dell sales channel could negatively impact our ability to negotiate favorable go-to-market arrangements with Dell and our relationships with other channel partners.
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
We believe that our commercial relationship with Dell provides us a unique opportunity to leverage the respective technical expertise, product strengths and market presence of Dell for the benefit of our customers and stockholders while enabling us to compete more effectively with our larger competitors. However, such transactions may prove not to be successful and may divert our resources or the attention of our management from other opportunities. Negotiating and implementing these arrangements can be time consuming and cause delays in the introduction of joint product and service offerings and disruptions to VMware’s business. Additionally, cloud and on-premises infrastructure companies may choose not to partner with us to the full extent or at all due to our historical and on-going commercial relationship with Dell. As a result, we may be unable to capitalize, either strategically or commercially, on partnerships with other companies, and our business, stock price, market share and relationships may suffer.
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
Our AI strategy and offerings introduce risks, which, if realized, could adversely impact our business.
We are striving to become a globally trusted provider of infrastructure for generative AI (“genAI”). We use machine learning (“ML”), artificial intelligence (“AI”) and analytics in our offerings and have announced partnerships, technology previews and beta testing focused on AI-related innovations. For example, we recently unveiled our perspective on genAI in the enterprise with the introduction of Private AI, an architectural approach that balances the business gains from AI with the practical privacy and compliance needs of an organization, in conjunction with which we announced our VMware Private AI Foundation with NVIDIA offering. However, we face significant competition. If our investments fail to strategically or sufficiently incorporate AI in our business, or if we are unable to timely or successfully differentiate our AI offerings, our financial results may be adversely impacted.
Further, AI technologies are complex, rapidly advancing, and present risks spanning, among other factors, development, training, sourcing, usage, IP leakage, investment, and compliance. For example, datasets used to develop AI models, content generated by AI systems, or application of AI systems may be unexpected, flawed, biased, offensive, harmful, or violative of confidentially agreements or current or future laws and regulations; third-party genAI systems we use could reuse our data for their future training of external AI models, which could harm our business and benefit our competitors; and the way in which our offerings incorporate and use AI may be incompatible with our customers’ own compliance requirements. Any perceived or actual inappropriate or controversial data practices by us or our partners could impair the acceptance of our AI solutions, harm our reputation and negatively impact our financial results.
AI technologies also present unique ethical issues and the regulatory landscape is evolving. AI-related regulations may develop at different rates and inconsistently across jurisdictions, require us to develop AI-specific governance controls, increase investment costs, and cause delays in or disruption to our offerings. Further, our introduction or enablement of new AI offerings or features may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications that could adversely affect our return on investment, ability to compete, reputation, or financial results. Any of these factors could adversely affect our business.
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
Developing our products and services is expensive, and developing and launching disruptive technologies requires significant investment often entailing greater risk than incremental investments in existing products and services. Our research and development expenses were approximately 25% of our total revenue during the six months ended August 4, 2023. We plan to continue to significantly invest in our research and development efforts to maintain our competitive position. Our investments in research and development may result in products or services that generate less revenue than we anticipate or may not result in marketable products and services for several years or at all.
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
Sales via our various route-to-market relationships with Dell accounted for 36% of our consolidated revenue during the six months ended August 4, 2023, and transactions where Dell acted as an OEM accounted for 13% of the revenue from Dell, or 5% of our consolidated revenue. Such routes to market include Dell selling joint solutions as an OEM, acting as a distributor to other non-Dell resellers, reselling products and services as a reseller or purchasing products and services for its own internal use. Although we and Dell entered into a commercial agreement effective upon the Spin-Off that is intended to preserve and enhance our strategic partnership, as a standalone company, our relationship with Dell is fundamentally different from the relationship that we had with Dell when we were its majority-owned subsidiary. Following the Spin-Off, Dell no longer consolidates VMware’s revenues, and Dell may not be sufficiently incentivized to drive VMware business through our various route-to-market relationships. If sales through Dell decline and VMware is unable to shift business to suitable alternative channel partners, our business and operating results will be negatively affected. Additionally, any disruption or significant change to our relationship with Dell or the terms upon which they sell and distribute our products and services could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
Other than Dell, none of our distributors accounted for 10% or more of our consolidated revenue during the six months ended August 4, 2023. Although we believe that we have, or would have in place by the date of any such termination, agreements with replacement distributors sufficient to maintain our revenue from distribution, if we were to lose the distribution services of a significant distributor, such loss could have a negative impact on our operating results until such time as we arrange to replace these distribution services with the services of existing or new distributors.
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
The industries in which we compete are characterized by rapid, complex and disruptive changes in technology, customer demands and industry standards that could make it difficult for us to effectively compete and cause our existing and future software solutions to become obsolete and unmarketable. Our ability to react quickly to new technology trends—such as cloud computing, which is disrupting the ways businesses consume, manage and provide physical IT resources, applications, data and IT services, and AI—and customer requirements is negatively impacted by the length of some of our development cycles for new and enhanced products and services, which has frequently been longer than we originally anticipated. This is due in part to the increasing complexity of our product offerings as we increase their interoperability and maintain their compatibility with IT resources, such as public clouds, utilized by our customers while sustaining and enhancing product quality. When we release significant new versions of our existing offerings, the complexity of our products may require existing customers to remove and replace prior versions to take full advantage of substantial new capabilities, which may subdue initial demand for the new versions or depress demand for existing versions until the customer is ready to purchase and install the newest release. If we are unable to evolve our solutions and offerings in time to respond to and remain ahead of new technological developments—in applications, networking or security, for example—or in ways that are compelling to customers, our ability to retain or increase market share and revenue could be materially adversely affected. We may also fail to adequately anticipate the commercialization of emerging technologies, such as blockchain and AI, and the development of new markets and applications for our technology, such as edge computing and Private AI, and thereby fail to take advantage of new market opportunities or fall behind early movers in those markets.
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
•localized impacts of pandemics or other public health crises that persist or flare up in particular regions, such as in India where several of our global support services as well as research and development personnel are located, have in the past and in the future could cause delays or disruptions in certain of our business operations and product development;
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
•seasonal factors such as end of fiscal period expenditures by our customers and the timing of holiday and vacation periods; and
•unplanned events that could affect market perception of the quality or cost-effectiveness of our products and solutions.
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
For example, inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products and services, increases in our operating costs, constrained credit and liquidity, reduced government spending and increased volatility in financial markets.
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
As of August 4, 2023, we had an aggregate of $10.4 billion of outstanding indebtedness. Additionally, we entered into a $1.5 billion unsecured revolving credit facility during the third quarter of fiscal 2022, which is undrawn.
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

We are subject to income and indirect tax examinations and are undergoing audits in various jurisdictions, including examinations by the IRS for the Dell consolidated group, of which VMware was a member beginning in Dell’s fiscal year 2017. As a result of the Spin-Off, VMware is no longer a member of the Dell consolidated group, however, we are still subject to examination by the IRS for the periods in which we were a member of the Dell consolidated group. While we believe we have complied with all applicable income tax laws and made reasonable tax estimates, a governing tax authority could have a different legal interpretation, and a final determination of tax audits or disputes may differ from what is reflected in our historical income tax provisions or benefits and accruals and we may be assessed with additional taxes. Further, the Tax Agreements between us and Dell provide that, when we become subject to federal income tax audits as a member of Dell’s consolidated group, Dell has authority to control the audit and represent Dell and our interests to the IRS. Accordingly, if we and Dell differ on appropriate responses and positions to take with respect to tax questions that may arise in the course of an audit, our ability to affect the outcome of such audits may be impaired.
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
Cyber risks represent a large and growing risk to our business, as we depend upon our IT systems, internally developed and proprietary software and services, as well as the software and systems of SaaS providers, to conduct virtually all of our business operations. Some of the factors that contribute to significant cyber risks include:
•We increasingly develop and maintain large data sets and rely on ML, AI and analytics to provide services to our customers and partners.
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
Our contracts with federal, state, local and non-U.S. governmental customers and our arrangements with distributors and resellers who may sell directly to governmental customers are subject to various procurement regulations, contract provisions and other requirements relating to their formation, administration and performance. Any failure by us to comply with government contracting regulations (such as cybersecurity-related requirements) could result in the imposition of various civil and criminal penalties, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspension from future government contracting, any of which could adversely affect our business, operating results or financial condition. Further, any negative publicity related to our government contracts or any proceedings surrounding them, regardless of accuracy, may damage our business and affect our ability to compete for new contracts.
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
As a result of the Spin-Off, the entities affiliated with Michael Dell (“MSD Stockholders”) and the entities affiliated with Silver Lake Partners (“SLP Stockholders”) became direct beneficial holders of VMware with interests representing 39.2% and 9.7%, respectively, of our outstanding stock, based on the number of shares outstanding as of September 1, 2023. As a result, the MSD Stockholders and the SLP Stockholders have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. The interests of the MSD Stockholders or the SLP Stockholders could conflict with or differ from our interests or the interests of our other stockholders. For example, the concentration of voting power held by the MSD Stockholders and SLP Stockholders could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which we or others of our stockholders may view favorably. Effective upon the consummation of the Spin-Off, we entered into a stockholders agreement pursuant to which the MSD Stockholders have the right to nominate up to two members of our Board and the SLP Stockholders have the right to nominate one member of our Board, subject to maintaining certain ownership thresholds. Michael Dell, the Chairman of our Board, is the first MSD Stockholders nominee; the MSD Stockholders have the right to nominate a second member of the Board. Egon Durban is the SLP Stockholders’ nominee. This concentrated control may negatively impact other stockholders’ ability to influence corporate matters and may also adversely affect our stock price. The MSD Stockholders and SLP Stockholders collectively beneficially own 65.6% of Dell’s outstanding stock as of September 1, 2023. Accordingly, their interests may not be aligned with other VMware stockholders with respect to actions involving or impacting Dell.
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
We may not realize all the economic benefit from our business acquisitions, which could result in an impairment of goodwill or intangibles. As of August 4, 2023, goodwill and amortizable intangible assets were $9.6 billion and $368 million, respectively. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may lead to impairment include a substantial decline in stock price and market capitalization or cash flows, reduced future cash flow estimates related to the assets and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, which would negatively impact our operating results.
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
Risks related to rapid climate change, such as extreme weather conditions, sea-level rise, drought, flooding and wildfires, may have an increasingly adverse impact on our business and those of our customers, partners and vendors in the longer term. While we seek to mitigate the business risks associated with climate change for our operations, there are inherent climate-related risks wherever business is conducted. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, customers or other stakeholders, is a priority. Any of our primary locations may be vulnerable to the adverse effects of climate change and the impacts of extreme weather events, which have caused regional short-term systemic failures in the U.S. and elsewhere. For example, our California headquarters are projected to be vulnerable to future water scarcity due to climate change, and unanticipated extreme cold weather has resulted in electrical grid outages in Texas where many of our U.S. employees are located. While this danger currently has a low-assessed risk of disrupting normal business operations in the near term, it has the potential to impact employees’ abilities to commute to work or to work from home and stay connected effectively. Climate-related events, including the increasing frequency of extreme weather events, their impact on critical infrastructure in the U.S. and internationally and their potential to increase political instability in regions where we, our customers, partners and our vendors do business, have the potential to disrupt our business, our third-party suppliers, or the business of our customers and partners, and may cause us to experience higher attrition and additional costs to maintain or resume operations. Climate change and environmental regulations may result in changes in the supply, demand or available sources of energy or other resources that could adversely impact the availability or cost of goods and services, including natural resources necessary to run our business. Additionally, changes in climate in the locations where we operate may increase the costs of powering and cooling the computer hardware we use to develop software and deliver our subscription and SaaS-based offerings as well as the costs of carbon offsets and renewable energy that we may procure from time to time as we pursue our net zero carbon objectives.
Social and ethical issues, including our ability to make progress on our ESG goals and commitments, may result in reputational harm and liability.
In December 2020, we announced our 2030 Agenda, which represents our ESG strategy to drive outcomes of sustainability, equity and trust. Our public commitments include promoting environmental sustainability and decarbonization; human capital development and diversity, equity and inclusion; and cybersecurity, privacy, digital ethics and transparent business practices. Each of these are areas of increasing scrutiny from the investment community, customers, employees, partners, suppliers and communities who expect us to report transparently on our progress. In order to meet expectations from our stakeholders, we are working to align our reporting with emerging disclosure and accounting standards such as the Financial Stability Board’s Task Force on Climate-Related Financial Disclosures (“TCFD”), the Sustainability Accounting Standards Board (“SASB”), the Global Reporting Initiative (“GRI”), and the Corporate Sustainability Reporting Directive (“CSRD”), as well as potential new disclosure requirements from regulators such as the SEC while we also seek to report timely on progress toward our 2030 Agenda objectives. In order to do so, we are continuing to develop internal operational, information and data assurance systems that will enable us to accurately report on these matters on a timely basis. If we fail to report accurately or on a timely basis or fail to anticipate reporting requirements and expectations in this emerging area, our reputation may be adversely affected, and we could be exposed to increased risk of litigation. Additionally, if we are perceived as failing to make or accurately report on our progress on our ESG goals or to follow through on our commitments, our brand and our reputation may be harmed, we may be exposed to increased risk of litigation, our ability to attract and retain employees may be damaged and our financial performance and stock price may be adversely affected.
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
As of August 4, 2023, the cumulative authorized amount remaining for stock repurchases under the October 2021 authorized repurchase program was $1.6 billion. In connection with our entry into the Merger Agreement, we suspended our stock repurchase program during the second quarter of fiscal 2023.
ITEM 5.    OTHER INFORMATION
During the three months ended August 4, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.EXHIBITS
The Company hereby files, furnishes or incorporates by reference the exhibits listed below:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of May 26, 2022, by and among VMware, Inc., Broadcom Inc, Verona Holdco, Inc., Verona Merger Sub, Inc., Barcelona Merger Sub 2, Inc. and Barcelona Merger Sub 3, LLC	8-K	001-33622	2.1	5/26/22
3.1	Amended and Restated Certificate of Incorporation	8-K	001-33622	3.1	11/4/22
3.2	Amended and Restated Bylaws	8-K	001-33622	3.1	4/6/23
10.1*	Term Loan Credit Agreement Amendment, dated as of May 19, 2023, among VMware, Inc., the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent
31.1*	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1ǂ	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2ǂ	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document (included in Exhibit 101)
+ Indicates management contract or compensatory plan or arrangement
* Filed herewith
ǂ Furnished herewith

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VMWARE, INC.
Dated:	September 7, 2023	By:	/s/ Pebbie Verdecanna
Pebbie Verdecanna Chief Accounting Officer (Principal Accounting Officer)